Form 10-Q
period 1996-09-30
AUTOCAM CORP/MI
filed 1996-11-08
CIK 879235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                    For The Quarter Ended September 30, 1996
                         Commission File Number 0-19544




                              AUTOCAM CORPORATION



                             A Michigan Corporation
                 I.R.S. Employer Identification No. 38-2790152
                4070 East Paris Avenue, Kentwood, Michigan 49512
                           Telephone: (616) 698-0707


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                  Yes X               No
                     ---                ---


The number of Common Shares outstanding at November 1, 1996 was
5,427,882.



                                    1 of 15

                                     INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
               September 30 and June 30, 1996                              4

           Consolidated Statements of Operations for the
               Three Months Ended September 30, 1996 and 1995              5

           Consolidated Statements of Cash Flows for the
               Three Months Ended September 30, 1996 and 1995              6

           Notes to Consolidated Financial Statements                    7 - 9

Item 2.    Management's Discussion and Analysis of Financial

               Condition and Results of Operations                      10 - 14



PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities - None.

Item 3.    Default Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common

           shareholders at its annual shareholders meeting on October 24, 1996:


         a. The following directors of the Company were elected to serve until the meeting of shareholders in 1999 and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

              (i) David J. Wagner (5,022,136, 15,949, 13,300)
              (ii) Jerry K. Myers (5,024,686, 13,399, 13,300)

                               INDEX - CONCLUDED



Item 4. Submission of Matters to a Vote of Security Holders - Concluded

            The following directors of the Company continued as directors until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

                             John C. Kennedy (1997)
                            Kenneth K. Rieth (1997)
                            Warren A. Veltman (1998)
                            Robert L. Hooker (1998)

         b.   A proposal to ratify the selection of Deloitte &
              Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 1997. Shareholder votes were cast as follows: 5,026,260 for; 2,164 against or withheld; and, 22,961 abstentions. Based on this tabulation of votes, the proposal was approved.


Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K  - None.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                                  SEPTEMBER 30, 1996  JUNE 30, 1996
                                                  ------------------  -------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                    $ 2,953,934    $ 1,466,751
Accounts receivable                                       6,376,342      7,467,834
Inventories                                               4,262,375      4,171,233
Prepaid expenses and other                                  844,547        662,223
                                                         ----------     ----------
TOTAL CURRENT ASSETS                                     14,437,198     13,768,041

DEPOSITS ON EQUIPMENT                                     3,376,768      1,753,798
PROPERTY, PLANT AND EQUIPMENT, NET                       40,718,396     40,801,512
OTHER LONG-TERM ASSETS                                    3,564,131      3,488,871
                                                         ----------     ----------
TOTAL ASSETS                                            $62,096,493    $59,812,222
                                                         ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations             $ 3,947,256    $ 3,738,689
Accounts payable                                          4,194,912      4,124,240
Accrued liabilities                                       2,089,467      1,377,912
                                                         ----------     ----------
TOTAL CURRENT LIABILITIES                                10,231,635      9,240,841

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES         11,714,035     12,086,326
DEFERRED TAX                                              6,583,000      6,333,000
DEFERRED CREDITS AND OTHER                                  839,431        866,206

SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no
  shares issued or outstanding
Common stock - 10,000,000 shares authorized;
  5,427,882 shares issued and outstanding as of
  September 30 and June 30, 1996, respectively           23,185,548     23,185,548
Deferred compensation                                      (762,083)      (800,833)
Retained earnings                                        10,304,927      8,901,134
                                                         ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                               32,728,392     31,285,849
                                                         ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $62,096,493    $59,812,222
                                                         ==========     ==========

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS






                                      FOR THE THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                     ----------------------------
                                         1996           1995
                                         ----           ----
Sales                                  $14,647,819    $13,571,326
Cost of sales                           11,317,214     10,407,377
                                        ----------     ----------
Gross profit                             3,330,605      3,163,949
Selling, general and administrative        796,035        779,730
Other operating expenses                    51,875         51,875
                                        ----------     ----------
Income from operations                   2,482,695      2,332,344
Interest and other expense, net            326,761        370,018
                                        ----------     ----------
Income before tax provision              2,155,934      1,962,326
Tax provision                              752,139        672,100
                                        ----------     ----------
NET INCOME                             $ 1,403,795    $ 1,290,226
                                        ==========     ==========
NET INCOME PER SHARE                   $       .26    $       .23
                                        ==========     ==========
Weighted average shares outstanding      5,481,328      5,499,179

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ------------------------------
                                                               1996            1995
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 1,403,795    $ 1,290,226
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             1,302,470      1,164,164
    Deferred taxes                                              250,000        300,000
 Changes in assets and liabilities that provided
     (used) cash:
     Accounts receivable                                      1,084,646        504,050
     Inventories                                                (91,142)      (464,492)
     Prepaid expenses and other                                (193,787)       (72,086)
     Other long-term assets                                      53,446         66,952
     Accounts payable                                            70,672     (1,040,113)
     Accrued liabilities                                        711,555        490,595
     Deferred credits and other                                 (26,777)       270,413
                                                              ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     4,564,878      2,509,709
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment               (2,791,196)      (773,661)
Proceeds from sale of equipment                                                 41,100
Payment of life insurance premiums and other                   (122,775)      (116,566)
                                                              ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                        (2,913,971)      (849,127)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on (repayments of) line of credit, net                             (162,000)
Proceeds from issuance of long-term obligations                 800,000
Principal payments of long-term obligations                    (963,724)    (1,520,358)
Proceeds from exercise of employee stock options
  and other                                                                     23,595
                                                              ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                          (163,724)    (1,658,763)
                                                              ---------      ---------
Net increase in cash and equivalents                          1,487,183          1,819
Cash and equivalents at beginning of period                   1,466,751         43,524
                                                              ---------      ---------
Cash and equivalents at end of period                       $ 2,953,934    $    45,343
                                                              =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                 $   376,650    $   386,467
   Income taxes                                                                 50,000

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements (the "Financial Statements") of Autocam Corporation and its wholly-owned subsidiaries (together, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Weighted average shares outstanding and earnings per share for the three months ended September 30, 1995 have been restated to give effect to a 5% share dividend declared on October 19, 1995, paid on December 8, 1995 to shareholders of record on November 20, 1995. The Company also declared a 5% share dividend on October 24, 1996, to be paid to on November 28, 1996 to shareholders of record on November 12, 1996. No adjustment has been made to weighted average shares outstanding or earnings per share to give effect to this dividend as the effect was not material.

RECLASSIFICATIONS - Certain reclassifications have been made to the Statement of Cash Flows for the three months ended September 30, 1995 in order to conform with the 1996 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will not apply the disclosure requirements to these interim financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1996



2. INVENTORIES

Inventories are summarized as follows:


                      SEPTEMBER 30, 1996  JUNE 30, 1996
                      ------------------  -------------
 Raw materials                $  901,443     $1,037,777
 Production supplies           1,244,715      1,233,360
 Work in-process               1,660,846      1,414,555
 Finished goods                  455,371        485,541
                               ---------      ---------
 TOTAL INVENTORIES            $4,262,375     $4,171,233
                               =========      =========

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized by major classification as follows:


                                            SEPTEMBER 30, 1996  JUNE 30, 1996
                                            ------------------  -------------
 Land                                            $  1,534,096   $  1,534,096
 Buildings                                          5,394,724      5,380,345
 Leasehold improvements                               340,014        324,226
 Machinery and equipment                           45,216,914     44,165,812
 Furniture and fixtures                             2,400,835      2,313,836
                                                   ----------     ----------
 TOTAL                                             54,886,583     53,718,315
 Accumulated depreciation and amortization        (14,168,187)   (12,916,803)
                                                   ----------     ----------
 PROPERTY, PLANT AND EQUIPMENT, NET              $ 40,718,396   $ 40,801,512
                                                   ==========     ==========

4. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of September 30, 1996):


                                       SEPTEMBER 30, 1996  JUNE 30, 1996
                                       ------------------  -------------
 Term notes with banks, 6.4% to 9.25%         $12,626,629    $12,688,370
 Mortgage payable to bank, 9.35%                1,103,289      1,123,385
 Second mortgage payable to bank, 7%            1,050,107      1,063,514
 Capital lease obligations, 7.8%                  881,266        949,746
                                               ----------     ----------
 TOTAL                                         15,661,291     15,825,015
 Less current maturities                        3,947,256      3,738,689
                                               ----------     ----------
 LONG-TERM                                    $11,714,035    $12,086,326
                                               ==========     ==========

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                               SEPTEMBER 30, 1996



5. INCOME TAXES

Income taxes were provided at effective rates of 34.9% and 34.3% for the quarters ended September 30, 1996 and 1995, respectively. These amounts include provision for California Unitary tax which is levied on an allocated portion of the Company's net income at a rate of 9.3%.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996


Certain matters discussed in the following pages include forward looking statements which include risks and uncertainties including but not limited to economic, competitive, governmental and technological factors affecting Autocam Corporation and its subsidiaries' (together, the "Company") operations, markets, products, services and prices.


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:



                                      THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                     --------------------
                                       1996       1995
                                     ---------  ---------
Sales                                   100.0%     100.0%
Cost of sales                            77.3%      76.7%
                                     --------   --------
Gross profit                             22.7%      23.3%
Selling, general and administrative       5.4%       5.7%
Other operating expenses                   .4%        .4%
                                     --------   --------
Income from operations                   16.9%      17.2%
Interest and other expense, net           2.2%       2.7%
                                     --------   --------
Income before tax provision              14.7%      14.5%
Tax provision                             5.1%       5.0%
                                     --------   --------
NET INCOME                                9.6%       9.5%
                                     ========   ========

SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three month periods ended September 30, 1996 and 1995:



                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------------
                                     1996                    1995
                                     ----                    ----
Automotive:
 Fuel systems                  $10,701       73.1%     $ 8,047       59.3%
 Anti-lock braking systems       1,715       11.7        3,214       23.7
 Other                             220        1.5          197        1.4
                                ------     ------       ------     ------
Total automotive                12,636       86.3       11,458       84.4

Medical devices                  1,628       11.1          724        5.4
Computer electronics               378        2.6        1,389       10.2
Other                                6

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1996



SALES - CONCLUDED

Sales of components for fuel system applications were $10,701,000 for the three months ended September 30, 1996, an increase of 33.0% over sales for the same period in the prior year, and now representing 73% of total sales. The Company continues to benefit from further penetration into this market through supplying components to three of the world's largest fuel injector manufacturers. The Company has been awarded business on several new injector programs with these customers which should result in continued sales growth to this industry for the foreseeable future. The Company has also begun manufacturing components for diesel fuel injectors which should further strengthen its position as a supplier of choice to this market. Sales of fuel system components to Delphi Automotive Systems (a division of General Motors Corporation) represented 48% and 47% of total Company sales during the three months ended September 30, 1996 and 1995, respectively.

Sales of anti-lock braking system ("ABS") components for the three months ended September 30, 1996 were $1,715,000, a decrease of 47% from the first quarter of fiscal 1996. The decline in ABS component sales was primarily due to the elimination of certain components which were no longer used on a customer's new generation system.

Sales of medical device components were $1,628,000 for the three months ended September 30, 1996, an increase of 125% as compared to the same period in the prior year. The Company continues to benefit from increased penetration by its largest medical customer into foreign markets. Also, the Company has been shipping components to companies on the frontier of cardiovascular and ophthalmic surgery which should contribute significantly to sales growth to these markets in the coming years.

Sales of components for computer electronic applications were $378,000 during the three months ended September 30, 1996, a 73% decrease from the same period in fiscal 1996. Sales of baseplates, a specialty metal fastener, to manufacturers of suspension assemblies for rigid disk drives have declined as these components are now being manufactured primarily by a precision stamping process which is more economical than the Company's turning process.

Management continues to believe that year-over-year sales growth in fiscal 1997 will approximate 10% generated primarily from growth in sales of fuel system and medical device components. Fuel system component sales growth is expected to be realized on several new injector programs, including diesel injection programs, primarily with newer customers in this area. Increased demand for medical device components should come primarily from continued foreign market penetration by the Company's largest customer in this market and expected increases in demand from new cardiovascular and ophthalmic surgical equipment manufacturers. On a year-over-year basis, quarterly sales comparisons of ABS and computer electronic components will be unfavorable for the remainder of fiscal 1997 as certain customer systems which utilize components produced by the Company lose market share and are replaced by newer generation systems. Management believes significant opportunity exists in both markets and is engaged in aggressive market diversification efforts to replace these sales.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1996



GROSS PROFIT

Gross profit for the three months ended September 30, 1996 represented 22.7% of sales verses 23.3% of sales in the first quarter of fiscal 1996. The decrease in gross profit margin between the periods presented can be attributed primarily to the following:


o The Company experienced lower margins on new early-life cycle business in the fuel systems area. Typically, margins are lower in the early stages of a new program, and improve as the Company's continuous improvement methodology streamlines manufacturing processes.
o Certain equipment and labor formerly deployed to produce computer electronic components was underutilized during the quarter as baseplate production declined.


These factors were partially offset by a 67% increase in gross profit on sales to customers in the medical devices market and prototype pricing on a new generation fuel systems program.

Management believes that gross profit as a percentage of sales for the remainder of fiscal 1997 will improve over first quarter levels.
Margins are expected to be positively impacted by increased equipment utilization due to higher production volumes of newer fuel system and medical device components. In addition, on-going efforts to streamline the manufacturing process for these components will positively impact the Company's profit margin. However, this improvement will be partially offset by an underutilization of equipment previously used to produce ABS and computer electronic components. Substantially all of this equipment will be redeployed in the manufacture of other components subsequent to fiscal 1997.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were lower in the first quarter of fiscal 1997 versus the same period in fiscal 1996; however, such costs increased slightly on a monetary basis. Management expects that selling, general and administrative expenses, as a percentage of sales, will remain at, or slightly below, the level experienced in the first quarter for the balance of fiscal 1997.


OTHER OPERATING EXPENSES

Other operating expenses represent the straight-line amortization of employment and deferred compensation agreements between the Company and a key employee.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1996



INTEREST AND OTHER EXPENSE, NET

Net interest and other expense for the three months ended September 30, 1996 decreased $43,000 from the same period in the previous year. Average borrowings outstanding during the quarter ended September 30, 1996 were lower than the same quarter in fiscal 1996 explaining a majority of the decreased expense. The retirement of certain debt with higher interest rates also reduced interest costs.

Management anticipates that interest expense, as a percentage of sales, over the next nine months will approximate first quarter levels.


TAX PROVISION

Income tax has been provided at rates of 34.9% and 34.3% for the three months ended September 30, 1996 and 1995, respectively. Tax provisions for both periods include a provision for California Unitary tax which is levied on an allocated portion of the Company's net income at a rate of 9.3%.

Management expects the Company's effective tax rate to approximate 35% for the remainder of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated $4.6 million in operating cash flows during the three months ended September 30, 1996, an 82% increase over the same period in the prior year. This can be attributed primarily to improved profitability and the collection of certain past due accounts receivable during the quarter which were outstanding at June 30, 1996. Additionally, the Company suspended payments to a major vendor with which it was engaged in a dispute during the quarter which provided nearly $700,000 in operating cash flow. Such dispute is expected to be resolved in the second quarter and payment terms returned to normal levels by December 31, 1996.

New equipment placed into service and deposits paid on future equipment purchases during the quarter ended September 30, 1996 totaling $2.8 million were financed through operating cash flows and bank borrowings. In order to meet demand primarily from fuel systems customers, management anticipates acquiring $9.7 million of equipment through the end of fiscal 1997 (on which deposits of $2.6 million had been placed as of September 30, 1996). The Company expects that certain assets, currently held under operating lease agreements, will be purchased during the next nine months at an estimated cost of $800,000. It is expected that debt service requirements incurred for such purchases will be less than the current rental payments under the equipment leases.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                               SEPTEMBER 30, 1996



Management expects to finance equipment purchases with cash on hand, operating cash flows, and its equipment line of credit ($2,525,000 in availability as of September 30, 1996) which allows the Company to retire borrowings over a period not to exceed six years with either variable (7.75% per annum at September 30, 1996) or fixed interest rates. The Company expects the equipment line of credit borrowing limit will increase to $6,000,000 during the quarter ending December 31, 1996.

Management believes that the Company has adequate credit facilities and cash available to meet its working capital needs over the next twelve months. The Company has a $5,000,000 revolving line of credit, $975,000 of which was reserved for foreign currency futures contracts during fiscal 1996. As of September 30, 1996, the remaining availability under this credit facility was $4,025,000. Management anticipates retiring current maturities of long-term obligations with cash on hand ($3 million as of September 30, 1996) and future operating cash flows. None of the $15.7 million in total debt at September 30, 1996 is presently subject to variable interest rates.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 8, 1996


                                     Autocam Corporation

                                     /s/ John C. Kennedy
                                     -------------------
                                     John C. Kennedy
                                         Principal Executive Officer

                                     /s/ Warren A. Veltman
                                     ---------------------
                                     Warren A. Veltman
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
27                           Financial Data Schedule