Form 10-Q
period 1996-12-31
AUTOCAM CORP/MI
filed 1997-01-31
CIK 879235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                    For The Quarter Ended December 31, 1996
                         Commission File Number 0-19544




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


                              Yes     X     No
                                   ------      ------

The number of Common Shares outstanding at January 27, 1997 was
5,706,398.



                                    1 of 14

                                     INDEX




PART I - FINANCIAL INFORMATIONPAGE NO.                                     PAGE NO.
--------------------------------------                                     --------
Item 1.         Financial Statements

                Consolidated Balance Sheets as of
                    December 31 and June 30, 1996                              3

                Consolidated Statements of Operations for the
                    Three and Six Months Ended December 31, 1996 and 1995      4

                Consolidated Statements of Cash Flows for the
                    Six Months Ended December 31, 1996 and 1995                5

                Notes to Consolidated Financial Statements                   6 - 8

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9 - 13


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings - None.

Item 2.         Changes in Securities - None.

Item 3.         Default Upon Senior Securities - None.

Item 4.         Submission of Matters to a Vote of Security Holders - None.

Item 5.         Other Information - None.

Item 6.         Exhibits and Reports on Form 8-K - None.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                                  DECEMBER 31, 1996  JUNE 30, 1996
                                                  -----------------  -------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                  $ 2,239,511     $ 1,466,751
Accounts receivable                                     6,654,526       7,467,834
Inventories                                             4,476,519       4,171,233
Prepaid expenses and other                                669,047         662,223
                                                      -----------     -----------
TOTAL CURRENT ASSETS                                   14,039,603      13,768,041
DEPOSITS ON EQUIPMENT                                   4,258,916       1,753,798
PROPERTY, PLANT AND EQUIPMENT, NET                     40,775,955      40,801,512
OTHER LONG-TERM ASSETS                                  3,628,010       3,488,871
                                                      -----------     -----------
TOTAL ASSETS                                          $62,702,484     $59,812,222
                                                      ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations           $ 4,624,180     $ 3,738,689
Accounts payable                                        3,558,378       4,124,240
Accrued liabilities                                     1,843,089       1,377,912
                                                      -----------     -----------
TOTAL CURRENT LIABILITIES                              10,025,647       9,240,841
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES       10,804,185      12,086,326
DEFERRED TAX                                            6,833,000       6,333,000
DEFERRED CREDITS AND OTHER                                810,547         866,206
SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no
    shares issued or outstanding
Common stock - 10,000,000 shares authorized;
    5,703,980 and 5,427,882 shares issued and
    outstanding as of December 31 and June 30,
    1996, respectively                                 26,200,357      23,185,548
Deferred compensation                                    (723,333)       (800,833)
Retained earnings                                       8,752,081       8,901,134
                                                      -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                             34,229,105      31,285,849
                                                      -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $62,702,484     $59,812,222
                                                      ===========     ===========

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                  DECEMBER 31,                 DECEMBER 31,
                                          ----------------------------  --------------------------
                                              1996           1995           1996          1995
                                          -------------  -------------  ------------  ------------
Sales                                       $15,269,710    $14,413,575   $29,917,529   $27,984,901
Cost of sales                                11,643,080     11,293,927    22,960,293    21,701,304
                                            -----------    -----------   -----------   -----------
Gross profit                                  3,626,630      3,119,648     6,957,236     6,283,597
Selling, general and administrative             894,335        841,614     1,690,370     1,621,343
Other operating expenses                         51,875         51,875       103,750       103,750
                                            -----------    -----------   -----------   -----------
Income from operations                        2,680,420      2,226,159     5,163,116     4,558,504
Interest and other expense, net                 313,774        325,586       640,537       695,604
                                            -----------    -----------   -----------   -----------
Income before tax provision                   2,366,646      1,900,573     4,522,579     3,862,900
Tax provision                                   825,600        656,097     1,577,739     1,328,197
                                            -----------    -----------   -----------   -----------
NET INCOME                                  $ 1,541,046    $ 1,244,476   $ 2,944,840   $ 2,534,703
                                            ===========    ===========   ===========   ===========
NET INCOME PER SHARE                               $.27           $.21          $.51          $.44
                                            ===========    ===========   ===========   ===========
Weighted average shares outstanding           5,776,110      5,789,243     5,766,591     5,777,942

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                         FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        --------------------------
                                                            1996          1995
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $2,944,840    $2,534,703
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              2,632,994     2,342,762
Deferred taxes                                               500,000       470,000
Changes in assets and liabilities that provided
    (used) cash:
    Accounts receivable                                      890,570      (353,480)
    Inventories                                             (305,286)     (279,645)
    Prepaid expenses and other                               (29,750)      (89,640)
    Other long-term assets                                   102,629       126,714
    Accounts payable                                        (565,862)        3,634
    Accrued liabilities                                      465,177       272,394
    Deferred credits and other                               (55,659)      251,447
                                                          ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  6,579,653     5,278,889
                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment            (5,091,289)   (3,217,449)
Proceeds from sale of equipment                                1,350        41,100
Payment of life insurance premiums and other                (241,220)     (213,648)
                                                          ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                     (5,331,159)   (3,389,997)
                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit, net                                         (162,000)
Proceeds from issuance of long-term obligations            1,550,000     1,250,000
Principal payments of long-term obligations               (1,946,650)   (2,593,008)
Cash dividends paid                                         (109,681)
Proceeds from exercise of employee stock options              30,597        69,024
                                                          ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                      (475,734)    (1,435,984)
                                                          ----------    ----------
Net increase in cash and equivalents                         772,760       452,908
Cash and equivalents at beginning of period                1,466,751        43,524
                                                          ----------    ----------
Cash and equivalents at end of period                     $2,239,511    $  496,432
                                                          ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                              $  652,258    $  709,279
    Income taxes                                             828,000       925,000

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



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

Weighted average shares outstanding and earnings per share for the three and six months ended December 31, 1995 have been restated to give effect to a 5% share dividend declared on October 24, 1996 and paid on November 28, 1996 to shareholders of record on November 12, 1996.

RECLASSIFICATIONS - Certain reclassifications have been made to the Statement of Cash Flows for the six months ended December 31, 1995 in order to conform with the 1996 presentation.

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

                       AUTOCAM CORPORATION & SUBSIDIARIES

                               DECEMBER 31, 1996



2. INVENTORIES

Inventories are summarized as follows:


                       DECEMBER 31, 1996  JUNE 30, 1996
                       -----------------  -------------
  Raw materials            $1,027,728       $1,037,777
  Production supplies       1,276,816        1,233,360
  Work in-process           1,654,858        1,414,555
  Finished goods              517,117          485,541
                           ----------       ----------
  TOTAL INVENTORIES        $4,476,519       $4,171,233
                           ==========       ==========

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized by major classification as follows:


                                             DECEMBER 31, 1996  JUNE 30, 1996
                                             -----------------  -------------
  Land                                           $ 1,534,096     $ 1,534,096
  Buildings                                        5,396,859       5,380,345
  Leasehold improvements                             340,014         324,226
  Machinery and equipment                         46,543,764      44,165,812
  Furniture and fixtures                           2,408,952       2,313,836
                                                 -----------     -----------
  TOTAL                                           56,223,685      53,718,315
  Accumulated depreciation and amortization      (15,447,730)    (12,916,803)
                                                 -----------     -----------
  PROPERTY, PLANT AND EQUIPMENT, NET             $40,775,955     $40,801,512
                                                 ===========     ===========

4. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of December 31, 1996):


                                        DECEMBER 31, 1996  JUNE 30, 1996
                                        -----------------  -------------
  Term notes with banks, 6.4% to 9.25%     $12,498,220      $12,688,370
  Mortgage payable to bank, 9.35%            1,082,439        1,123,385
  Second mortgage payable to bank, 7%        1,036,263        1,063,514
  Capital lease obligations, 7.8%              811,443          949,746
                                           -----------      -----------
  TOTAL                                     15,428,365       15,825,015
  Less current maturities                    4,624,180        3,738,689
                                           -----------      -----------
  LONG-TERM                                $10,804,185      $12,086,326
                                           ===========      ===========

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                               DECEMBER 31, 1996



5. INCOME TAXES

Income taxes were provided at effective rates of 34.9% for both the three and six months ended December 31, 1996, and 34.5% and 34.4% for the three and six months ended December 31, 1995, respectively. These amounts include provision for California Unitary tax which is levied on an allocated portion of the Company's net income at a rate of 9.3%.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1996



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


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:



                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,
                                       ------------------    ----------------
                                         1996      1995       1996      1995
                                       -------    -------    ------    ------
Sales                                   100.0%     100.0%    100.0%    100.0%
Cost of sales                            76.2%      78.4%     76.7%     77.5%
                                        ------     ------    ------    ------
Gross profit                             23.8%      21.6%     23.3%     22.5%
Selling, general and administrative       5.9%       5.8%      5.7%      5.8%
Other operating expenses                   .3%        .4%       .4%       .4%
                                        ------     ------    ------    ------
Income from operations                   17.6%      15.4%     17.2%     16.3%
Interest and other expense, net           2.1%       2.2%      2.1%      2.5%
                                        ------     ------    ------    ------
Income before tax provision              15.5%      13.2%     15.1%     13.8%
Tax provision                             5.4%       4.6%      5.3%      4.7%
                                        ------     ------    ------    ------
NET INCOME                               10.1%       8.6%      9.8%      9.1%
                                        ======     ======    ======    ======

SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three and six month periods ended December 31, 1996 and 1995:



                                  THREE MONTHS ENDED DECEMBER 31,          SIX MONTHS ENDED DECEMBER 31,
                                ------------------------------------    -------------------------------------
                                      1996                1995                1996                1995
                                -----------------  ------------------   -----------------  ------------------
Automotive:
 Fuel systems                   $11,165     73.1%    $8,801     61.1%   $21,866     73.1%   $16,848     60.2%
 Anti-lock braking systems        1,606     10.5%     3,396     23.5%     3,320     11.1%     6,610     23.6%
 Other                              418      2.7%       324      2.3%       639      2.1%       521      1.9%
                                -------     -----    ------     -----   -------     -----   -------     -----
Total automotive                 13,189     86.3%    12,521     86.9%    25,825     86.3%    23,979     85.7%
Computer electronics                416      2.8%     1,066      7.4%       794      2.7%     2,455      8.8%
Medical devices                   1,665     10.9%       827      5.7%     3,293     11.0%     1,551      5.5%
Other                                                                         6

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               DECEMBER 31, 1996



SALES - CONTINUED

Sales of components for fuel system applications were $11,165,000 for the three months ended December 31, 1996, an increase of 26.9% over sales for the same period in the prior year, and now represent 73% of total sales. Sales of fuel system components were $21,866,000 for the six months ended December 31, 1996, an increase of 29.8% over sales for the same period in fiscal 1996. The Company continues to benefit from further penetration into this market through supplying components to three of the world's largest fuel injector manufacturers. The Company has been awarded business on several new injector programs with these customers which should result in continued sales growth to this industry for the foreseeable future. During the three and six month periods of fiscal 1997 presented, the Company experienced a tripling of sales of diesel fuel injector components over those of the three and six month periods ended December 31, 1995. Sales of fuel system components to Delphi Automotive Systems (a division of General Motors Corporation) represented 46% of total Company sales during the three and six months ended December 31, 1995 and the three months ended December 31, 1996, and 47% of total Company sales during the six months ended December 31, 1996.

Sales of anti-lock braking system ("ABS") components for the three months ended December 31, 1996 were $1,606,000, a 53% decrease from the second quarter of fiscal 1996. For the six months ended December 31, 1996, ABS component sales were $3,320,000, a 50% decline from the six months ended December 31, 1995. The decline in ABS component sales was primarily due to the elimination of certain components which were no longer used on a customer's new generation system.

Sales of medical device components were $1,665,000 for the three months ended December 31, 1996, an increase of 101% as compared to the same period in the prior year. For the six months ended December 31, 1996, medical device component sales were $3,293,000, a 112% increase over the same period in fiscal 1996. The Company continues to benefit from increased penetration by its largest medical customer into foreign markets. Also, the Company has been shipping components to companies developing innovative cardiovascular surgery devices which should contribute significantly to sales growth to these markets in the coming years.

Sales of components for computer electronic applications were $416,000 during the three months ended December 31, 1996, a 61% decrease from the same period in fiscal 1996. For the six months ended December 31, 1996, computer electronic component sales were $794,000, a 68% decline from the six months ended December 31, 1995. Sales of baseplates, a specialty metal fastener, to manufacturers of suspension assemblies for rigid disk drives have declined as these components are now being manufactured primarily by a precision stamping process which is more economical than the Company's turning process.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               DECEMBER 31, 1996



SALES - CONCLUDED

Management believes that year-over-year sales growth in fiscal 1997 will approximate 10% and will be generated primarily from growth in sales of fuel system and medical device components. Fuel system component sales growth is expected to be realized on several new injector programs, including diesel injection programs, primarily with newer customers in this area. Growth in sales of medical device components should come primarily from anticipated increases in demand from new cardiovascular surgical equipment manufacturers. On a year-over-year basis, quarterly sales comparisons of ABS and computer electronic components are expected to be unfavorable for the remainder of fiscal 1997 as certain customer systems which utilize components produced by the Company lose market share and are replaced by newer generation systems. Management believes opportunities exist in both markets and is engaged in aggressive market diversification efforts to replace these sales. The Company is currently manufacturing prototype components for two global ABS manufacturers which should go into production over the next twelve months.


GROSS PROFIT

Gross profit for the three months ended December 31, 1996 represented 23.8% of sales verses 21.6% of sales in the second quarter of fiscal 1996. Gross profit for the six months ended December 31, 1996 represented 23.3% of sales versus 22.5% of sales for the same period in fiscal 1996. The increases in gross profit margin between the three- and six-month periods presented can be attributed primarily to improved margins on the manufacture of certain fuel system and medical device components, particularly in the second quarter of fiscal 1997. As a newer fuel system program moved into the production phase and the Company began shipping prototype components to another fuel system customer, margins improved as equipment and labor put in place over the past year was more fully utilized. Also, the Company's continuous improvement methodology applied to these programs streamlined manufacturing processes, thereby reducing costs. Profit margins were also enhanced by increased production of components to medical device customers which allowed for improved utilization of existing equipment and labor.

Management believes that gross profit as a percentage of sales for the remainder of fiscal 1997 will approximate that which was reported during the first half of the fiscal year. Margins are expected to be positively impacted by increased equipment utilization due to higher production volumes of newer fuel system and medical device components. In addition, on-going efforts to streamline the manufacturing process for these components will positively impact the Company's profit margin. However, this improvement is expected to be offset by an underutilization of equipment previously used to produce ABS and computer electronic components. Substantially all of this equipment will be redeployed in the manufacture of other components subsequent to fiscal 1997.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               DECEMBER 31, 1996



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were consistent in all periods presented; however, such costs increased slightly on a monetary basis in fiscal 1997 over fiscal 1996 levels. Management expects that selling, general and administrative expenses, as a percentage of sales, will remain at, or slightly below, the level experienced in the six months ended December 31, 1996 for the remainder of the fiscal year.


OTHER OPERATING EXPENSES

Other operating expenses represent the straight-line amortization of employment and deferred compensation agreements between the Company and a key employee.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense for the three and six months ended December 31, 1996 decreased $12,000 and $55,000, respectively, from the same periods in the previous year. Average borrowings outstanding during the three and six months ended December 31, 1996 were lower than the same periods in fiscal 1996 explaining a majority of the decreased expense. The retirement of certain debt with higher interest rates also reduced interest costs.

Management anticipates that interest expense, as a percentage of sales, over the next six months will approximate levels experienced in the first six months of fiscal 1997.


TAX PROVISION

Income tax has been provided at rates of 34.9% for the three and six month periods ended December 31, 1996. Income tax has been provided at rates of 34.5% and 34.4% for the three and six months ended December 31, 1995, respectively. Tax provisions for both periods include a provision for California Unitary tax which is levied on an allocated portion of the Company's net income at a rate of 9.3%.

Management expects the Company's effective tax rate to approximate 35% for the remainder of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated $6.6 million in operating cash flows during the six months ended December 31, 1996, a 25% increase over the same period in the prior year. This can be attributed primarily to improved profitability and the collection of certain past due accounts receivable during the first quarter which were outstanding at June 30, 1996.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                               DECEMBER 31, 1996



LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

During the six months ended December 31, 1996, the Company paid $297,000 to purchase equipment formerly leased under operating lease agreements. These purchases, resulting in annual cash flow improvement of $70,900, were financed through bank borrowings. New equipment placed into service and deposits paid on future equipment purchases during the six months ended December 31, 1996 totaling $4.8 million were financed through operating cash flows and bank borrowings. In order to meet demand primarily from fuel systems customers, management anticipates acquiring $7.9 million of equipment through the end of fiscal 1997 (on which deposits of $3 million had been placed as of December 31, 1996). The Company expects that certain assets currently held under an operating lease agreement will be purchased during the next six months at an estimated cost of $750,000. It is expected that debt service requirements incurred for such purchases will be less than the current rental payments under the equipment leases.

Management expects to finance equipment purchases with cash on hand, operating cash flows, and its equipment line of credit ($5,250,000 in availability as of December 31, 1996) which allows the Company to retire borrowings over a period not to exceed six years with either variable (7.75% per annum at December 31, 1996) or fixed interest rates.

Management believes that the Company has adequate credit facilities and cash available to meet its working capital needs over the next six months. The Company has a $6,500,000 revolving line of credit, $1,500,000 of which was reserved for foreign currency futures contracts as of December 31, 1996, resulting in a remaining availability under this credit facility of $5,000,000. Management anticipates retiring current maturities of long-term obligations with cash on hand ($2.2 million as of December 31, 1996) and future operating cash flows. None of the $15.4 million in total debt at December 31, 1996 is presently subject to variable interest rates.

                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  January 31, 1997


                                          Autocam Corporation

                                          /s/ John C. Kennedy
                                          ---------------------
                                          John C. Kennedy
                                                  Principal Executive Officer

                                          /s/ Warren A. Veltman
                                          ---------------------
                                          Warren A. Veltman
                                                  Principal Financial and
                                                  Accounting Officer

                                EXHIBIT INDEX




Exhibit
  No.                           Description
-------                         -----------
 27                             Financial Data Schedule
