Form 10-Q
period 1997-03-31
AUTOCAM CORP/MI
filed 1997-05-05
CIK 879235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For The Quarter Ended March 31, 1997
                         Commission File Number 0-19544




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


                            Yes  X        No______


The number of Common Shares outstanding at April 30, 1997 was 5,710,014.



                                    1 of 14

                                     INDEX




PART I - FINANCIAL INFORMATION                                      PAGE NO.

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
              March 31, 1997 and June 30, 1996                         3

           Consolidated Statements of Operations for the
              Three and Nine Months Ended March 31, 1997 and 1996      4

           Consolidated Statements of Cash Flows for the
              Nine Months Ended March 31, 1997 and 1996                5

           Notes to Consolidated Financial Statements                6 - 8

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    9 - 13


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities - None.

Item 3.    Default Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K - None.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                                  MARCH 31, 1997  JUNE 30, 1996
                                                  --------------  -------------
ASSETS

CURRENT ASSETS:
Cash and equivalents                              $    1,517,832  $   1,466,751
Accounts receivable                                    6,611,421      7,467,834
Inventories                                            4,050,244      4,171,233
Prepaid expenses and other                               714,757        662,223
                                                  --------------  -------------
TOTAL CURRENT ASSETS                                  12,894,254     13,768,041
DEPOSITS ON EQUIPMENT                                  5,132,031      1,753,798
PROPERTY, PLANT AND EQUIPMENT, NET                    43,213,632     40,801,512
OTHER LONG-TERM ASSETS                                 3,679,567      3,488,871
                                                  --------------  -------------
TOTAL ASSETS                                      $   64,919,484  $  59,812,222
                                                  ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations       $    4,756,150  $   3,738,689
Accounts payable                                       4,970,612      4,124,240
Accrued liabilities                                    1,676,343      1,377,912
                                                  --------------  -------------
TOTAL CURRENT LIABILITIES                             11,403,105      9,240,841

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES      10,632,535     12,086,326
DEFERRED TAX                                           6,833,000      6,333,000
DEFERRED CREDITS AND OTHER                               778,588        866,206

SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no
shares issued or outstanding
Common stock - 10,000,000 shares authorized;
5,709,597 and 5,427,882 shares issued and
outstanding as of March 31, 1997 and June 30,
1996, respectively                                    26,238,418     23,185,548
Deferred compensation                                   (684,583)      (800,833)
Retained earnings                                      9,718,421      8,901,134
                                                  --------------  -------------
TOTAL SHAREHOLDERS' EQUITY                            35,272,256     31,285,849
                                                  --------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   64,919,484  $  59,812,222
                                                  ==============  =============

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS






                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                              MARCH 31,                     MARCH 31,
                                     ----------------------------  -----------------------------
                                         1997           1996           1997           1996
                                     -------------  -------------  -------------  -------------
Sales                                $  16,057,586  $  15,046,804  $  45,975,116  $  43,031,705
Cost of sales                           12,950,188     11,449,057     35,910,481     33,150,361
                                     -------------  -------------  -------------  -------------
Gross profit                             3,107,398      3,597,747     10,064,635      9,881,344
Selling, general and administrative      1,026,483        920,563      2,716,853      2,541,906
Other operating expenses                    51,875         51,875        155,625        155,625
                                     -------------  -------------  -------------  -------------
Income from operations                   2,029,040      2,625,309      7,192,157      7,183,813
Interest and other expense, net            378,458        378,400      1,018,995      1,074,004
                                     -------------  -------------  -------------  -------------
Income before tax provision              1,650,582      2,246,909      6,173,162      6,109,809
Tax provision                              570,100        781,600      2,147,839      2,109,797
                                     -------------  -------------  -------------  -------------
NET INCOME                           $   1,080,482  $   1,465,309  $   4,025,323  $   4,000,012
                                     =============  =============  =============  =============
NET INCOME PER SHARE                          $.19           $.25           $.70           $.69
                                     =============  =============  =============  =============
Weighted average shares outstanding      5,797,307      5,782,878      5,774,926      5,778,208


See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                   ----------------------------
                                                        1997           1996
                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 4,025,323    $ 4,000,012
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                       4,051,049      3,572,114
   Deferred taxes                                        500,000        720,000
   Changes in assets and liabilities that provided
       (used) cash:
       Accounts receivable                               853,257         39,837
       Inventories                                       120,989       (343,516)
       Prepaid expenses and other                        (86,923)      (160,595)
       Other long-term assets                            158,926        195,789
       Accounts payable                                  539,859       (204,373)
       Accrued liabilities                               297,997        577,154
       Deferred credits and other                        (87,618)       232,480
                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             10,372,859      8,628,902
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment        (9,388,121)    (6,070,804)
Proceeds from sale of equipment                            7,050        235,850
Payment of life insurance premiums and other            (349,212)      (295,741)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                 (9,730,283)    (6,130,695)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit, net                                      (162,000)
Proceeds from issuance of long-term obligations        2,550,000      2,350,000
Principal payments of long-term obligations           (2,986,330)    (3,534,253)
Cash dividends paid                                     (223,823)
Proceeds from exercise of employee stock options          68,658         91,914
                                                     -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                   (591,495)    (1,254,339)
                                                     -----------    -----------
Net increase in cash and equivalents                      51,081      1,243,868
Cash and equivalents at beginning of period            1,466,751         43,524
                                                     -----------    -----------
Cash and equivalents at end of period                $ 1,517,832    $ 1,287,392
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                          $   950,132    $ 1,030,173
   Income taxes                                        1,395,000      1,210,000


SUPPLEMENTAL NON-CASH FINANCING ACTIVITY - In January 1996, the Company satisfied its 401(k) plan employer matching contribution obligation for calendar 1995 of $195,800 by contributing 14,007 shares of its common shares.

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



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

Weighted average shares outstanding and earnings per share for the three and nine months ended March 31, 1996 have been restated to give effect to a 5% share dividend declared on October 24, 1996 and paid on November 28, 1996 to shareholders of record on November 12, 1996.

RECLASSIFICATIONS - Certain reclassifications have been made to the Statement of Cash Flows for the nine months ended March 31, 1996 in order to conform with the 1997 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As allowed by SFAS No. 123, the Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to determine compensation cost. Options granted during the nine months ended March 31, 1997 did not result in compensation expense under this method.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                                 MARCH 31, 1997



2. INVENTORIES

Inventories are summarized as follows:


                                        MARCH 31, 1997    JUNE 30, 1996
                                        --------------    -------------
   Raw materials                         $  884,566        $1,037,777
   Production supplies                    1,204,025         1,233,360
   Work in-process                        1,772,335         1,414,555
   Finished goods                           189,318           485,541
                                         ----------        ----------
   TOTAL INVENTORIES                     $4,050,244        $4,171,233
                                         ==========        ==========

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized by major classification as follows:


                                                MARCH 31, 1997     JUNE 30, 1996
                                                --------------     -------------
   Land                                         $  1,655,540      $  1,534,096
   Buildings                                       5,879,414         5,380,345
   Leasehold improvements                            340,014           324,226
   Machinery and equipment                        49,635,279        44,165,812
   Furniture and fixtures                          2,394,916         2,313,836
                                                ------------      ------------
   TOTAL                                          59,905,163        53,718,315
   Accumulated depreciation and amortization     (16,691,531)      (12,916,803)
                                                ------------      ------------
   PROPERTY, PLANT AND EQUIPMENT, NET           $ 43,213,632      $ 40,801,512
                                                ============      ============

4. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of March 31, 1997):


                                                    MARCH 31, 1997      JUNE 30, 1996
                                                    --------------      -------------
   Term notes with banks, 6.4% to 9.25%             $ 12,565,644        $ 12,688,370
   Mortgage payable to bank, 9.35%                     1,060,816           1,123,385
   Second mortgage payable to bank, 7%                 1,021,973           1,063,514
   Capital lease obligations, 7.8%                       740,252             949,746
                                                    ------------        ------------
   TOTAL                                              15,388,685          15,825,015
   Less current maturities                             4,756,150           3,738,689
                                                    ------------        ------------
   LONG-TERM                                        $ 10,632,535        $ 12,086,326
                                                    ============        ============

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                 MARCH 31, 1997



5. INCOME TAXES

Income taxes were provided at effective rates of 34.5% and 34.8% for the three and nine months ended March 31, 1997, respectively, and 34.8% and 34.5% for the three and nine months ended March 31, 1996, respectively. These amounts include provision for California Unitary tax which is levied on an allocated portion of the Company's net income at a rate of 9.3%.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997



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


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:



                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                          MARCH 31,             MARCH 31,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
Sales                                   100.0%     100.0%     100.0%     100.0%
Cost of sales                            80.6%      76.1%      78.1%      77.0%
                                     --------   --------   --------    -------
Gross profit                             19.4%      23.9%      21.9%      23.0%
Selling, general and administrative       6.4%       6.1%       5.9%       5.9%
Other operating expenses                   .3%        .4%        .3%        .4%
                                     --------   --------   --------    -------
Income from operations                   12.7%      17.4%      15.7%      16.7%
Interest and other expense, net           2.4%       2.5%       2.2%       2.5%
                                     --------   --------   --------    -------
Income before tax provision              10.3%      14.9%      13.5%      14.2%
Tax provision                             3.6%       5.2%       4.7%       4.9%
                                     --------   --------   --------    -------
NET INCOME                                6.7%       9.7%       8.8%       9.3%
                                     ========   ========   ========    =======

SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three and nine month periods ended March 31, 1997 and 1996:



                              THREE MONTHS ENDED MARCH 31,         NINE MONTHS ENDED MARCH 31,
                           ----------------------------------   ---------------------------------
                                  1997              1996              1997              1996
                           ----------------  ----------------   ---------------  ----------------
Automotive:
 Fuel systems               $11,996    74.7%  $ 9,485    63.0%  $33,862    73.7%  $26,333    61.2%
 Anti-lock braking systems    1,750    10.9%    3,398    22.6%    5,070    11.0%   10,008    23.3%
 Other                          384     2.4%      226     1.5%    1,022     2.2%      747     1.7%
                            -------  ------   -------  ------   -------  ------   -------  ------
Total automotive             14,130    88.0%   13,109    87.1%   39,954    86.9%   37,088    86.2%

Medical devices               1,411     8.8%    1,146     7.6%    4,704    10.2%    2,697     6.3%
Computer electronics            517     3.2%      792     5.3%    1,311     2.9%    3,247     7.5%
Other                                                                 6


                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1997



SALES - CONTINUED

Sales of components for fuel system applications were $11,996,000 for the three months ended March 31, 1997, an increase of 26% over sales for the same period in the prior year, and now represent 75% of total sales. Sales of fuel system components were $33,862,000 for the nine months ended March 31, 1997, an increase of 29% over sales for the same period in fiscal 1996. The Company continues to benefit from further penetration into this market through supplying components to three of the world's largest fuel injector manufacturers. The Company has been awarded business on several new injector programs with these customers over the past nine months which should result in continued sales growth to this industry for the foreseeable future. During the three and nine months ended March 31, 1997, the Company experienced a tripling of sales of diesel fuel injector components over those of the three and nine month periods ended March 31, 1996. Sales of fuel system components to Delphi Automotive Systems (a division of General Motors Corporation) represented 45% to 47% of total Company sales during the three and nine months ended March 31, 1997 and 1996.

Sales of anti-lock braking system ("ABS") components for the three months ended March 31, 1997 were $1,750,000, a 48% decrease from the third quarter of fiscal 1996. For the nine months ended March 31, 1997, ABS component sales were $5,070,000, a 49% decline from the nine months ended March 31, 1996. The decline in ABS component sales was primarily due to the elimination of certain components which were no longer used on a customer's new generation system.

Sales of medical device components were $1,411,000 for the three months ended March 31, 1997, an increase of 23% as compared to the same period in the prior year. For the nine months ended March 31, 1997, medical device component sales were $4,704,000, a 74% increase over the same period in fiscal 1996. The Company continues to benefit from increased penetration by its largest medical customer into foreign markets. Also, the Company has been shipping components to companies developing innovative cardiovascular surgery devices which should contribute significantly to sales growth to these markets in the coming years.

Sales of components for computer electronic applications were $517,000 during the three months ended March 31, 1997, a 35% decrease from the same period in fiscal 1996. For the nine months ended March 31, 1997, computer electronic component sales were $1,311,000, a 60% decline from the nine months ended March 31, 1996. Sales of baseplates, a specialty metal fastener, to manufacturers of suspension assemblies for rigid disk drives have declined as these components are now being manufactured primarily by a precision stamping process which is more economical than the Company's turning process.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1997



SALES - CONCLUDED

Management believes that year-over-year sales growth in fiscal 1997 will approach 10% and will be generated primarily from growth in sales of fuel system and medical device components. Fuel system component sales growth is expected to be realized on several new injector programs primarily with newer customers in this area. Growth in sales of medical device components should come primarily from anticipated increases in demand from new cardiovascular surgical equipment manufacturers. On a year-over-year basis, fourth quarter 1997 sales comparisons of ABS and computer electronic components are expected to be unfavorable relative to the same period in fiscal 1996 as certain customer systems which utilize components produced by the Company lose market share and are replaced by newer generation systems. Management believes opportunities exist in the ABS and the computer electronics markets and is currently manufacturing prototype components which should result in additional sales to these markets during fiscal 1998.


GROSS PROFIT

Gross profit for the three months ended March 31, 1997 represented 19.4% of sales verses 23.9% of sales in the third quarter of fiscal 1996. Gross profit for the nine months ended March 31, 1997 represented 21.9% of sales versus 23.0% of sales for the same period in fiscal 1996. The decreases in gross profit margin between the three- and nine-month periods presented can be attributed primarily to project start-up costs associated with new fuel system programs. Although it is common for margins to be lower on new program start-ups, third quarter 1997 margins were adversely affected by machine tools which were not only delivered late, but have not performed as expected. In order to meet customer demand for these components, the Company was forced to employ less-efficient work-around manufacturing processes in lieu of the production processes which relied on the machine tools in question.
Most of these machine tools have been received since mid-March and are currently undergoing qualification testing. The negative impact on margins caused by these factors was partially offset by increased production of medical device components which allowed for improved utilization of existing equipment and labor.

Management believes that gross profit as a percentage of sales for the fourth quarter will show modest improvement over third quarter levels. Once the delayed and alternative machine tools are qualified for production (likely no later than June 1), margins on these programs are expected to improve and should be consistent with those of the Company's other automotive programs early next fiscal year.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1997



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were consistent in all periods presented with the exception of the third quarter of fiscal 1997. The Company experienced a slight increase in such expenses in that period as a result of placement fees for newly hired employees and consulting fees associated with various marketing and other management activities. Management expects selling, general and administrative expenses, as a percentage of sales, to return to the levels experienced in the first half of fiscal 1997 during the fourth quarter.


OTHER OPERATING EXPENSES

Other operating expenses represent the straight-line amortization of employment and deferred compensation agreements between the Company and a key employee.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense remained unchanged between the three months ended March 31, 1997 and the same period in 1996. For the nine months ended March 31, 1997, such expenses decreased $55,000 from the same period in the previous year. Average borrowings outstanding during the nine months ended March 31, 1997 were lower than the same period in fiscal 1996 explaining a majority of the decreased expense. The retirement of certain debt with higher interest rates also reduced interest costs.

Management anticipates that interest expense, as a percentage of sales, during the fourth quarter will approximate levels experienced in the first nine months of fiscal 1997.


TAX PROVISION

Income taxes were provided at effective rates of 34.5% and 34.8% for the three and nine months ended March 31, 1997, respectively, and 34.8% and 34.5% for the three and nine months ended March 31, 1996, respectively. These amounts include provision for California Unitary tax which is levied on an allocated portion of the Company's net income at a rate of 9.3%.

Management expects the Company's effective tax rate to approximate 35% for the remainder of fiscal 1997.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                                 MARCH 31, 1997



LIQUIDITY AND CAPITAL RESOURCES

The Company generated $10.4 million in operating cash flows during the nine months ended March 31, 1997, a 20% increase over the same period in the prior year. This can be attributed primarily to improved management of certain working capital items including accounts receivable and payable.

During the nine months ended March 31, 1997, the Company paid $657,000 to purchase equipment formerly leased under operating lease agreements. These purchases, resulting in annual cash flow improvements of $226,900, were financed through bank borrowings. New equipment placed into service and deposits paid on future equipment purchases during the nine months ended March 31, 1997 totaling $8.7 million were financed through operating cash flows and bank borrowings. The Company expects to be reimbursed $2.6 million in equipment deposits in the fourth quarter by acquiring $4.0 million of production equipment under operating lease agreements. In order to meet demand primarily from automotive and medical device customers, management anticipates acquiring $9.4 million of equipment over the next twelve months (on which deposits of $2 million had been placed as of March 31, 1997). Management expects to finance these equipment purchases with cash on hand, operating cash flows, and its equipment line of credit ($6,000,000 in availability as of March 31, 1997) which allows the Company to retire borrowings over a period not to exceed six years with either variable or fixed interest rates. The Company expects that certain assets currently held under an operating lease agreement will be purchased during the next three months at an estimated cost of $280,000. It is expected that debt service requirements incurred for such purchases will be less than the current rental payments under the equipment leases.


Management believes that the Company has adequate credit facilities and cash available to meet its working capital needs through fiscal 1998. The Company has a $6,500,000 revolving line of credit, $1,500,000 of which was reserved for foreign currency futures contracts as of March 31, 1997, resulting in a remaining availability under this credit facility of $5,000,000. Management anticipates retiring current maturities of long-term obligations with cash on hand ($1.5 million as of March 31, 1997) and future operating cash flows. None of the $15.4 million in total debt at March 31, 1997 is presently subject to variable interest rates.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 5, 1997


                                  Autocam Corporation

                                  /s/ John C. Kennedy
                                  ----------------------
                                  John C. Kennedy
                                      Principal Executive Officer

                                  /s/ Warren A. Veltman
                                  ----------------------
                                  Warren A. Veltman
                                      Principal Financial and
                                      Accounting Officer

                                Exhibit Index




Exhibit
Number                  Description

 27                     Financial Data Schedule