Form 10-K405
period 1997-06-30
AUTOCAM CORP/MI
filed 1997-09-23
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND CHANGE ACT OF 1934

For the fiscal year ended June 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-19544

                              AUTOCAM CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                          MICHIGAN                                            38-2790152
-------------------------------------------------------------------  -------------------------------
                  (State or other jurisdiction of                           (I.R.S. Employer
                  incorporation or organization)                           Identification No.)


      4070 EAST PARIS AVE., KENTWOOD, MICHIGAN                                  49512
----------------------------------------------------------       ------------------------------------------
    (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code - (616) 698-0707
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                                       Name of each exchange on
        Title of each class                                              which registered
-------------------------------------------------------------------  -------------------------------
               None                                                            None


Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Without Par Value
                  -------------------------------------------
                                 (Title of Class)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate market value of voting stock of the Registrant held by nonaffiliates was $27,364,892 as of September 1, 1997.

The number of shares outstanding of the Registrant's common stock as of September 1, 1997 was 5,726,762 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                         Part of Form 10-K Into Which Portions
               Document                  of Documents are Incorporated
---------------------------------------- ---------------------------------------

Autocam Corporation 1997 Annual Report to
  Shareholders.                                   Parts I, II and IV

Definitive Proxy Statement for the
  1997 Annual Meeting of Shareholders
  filed with Securities and Exchange
  Commission, September 1997.                             Part III

                              [Cover page 2 of 2]

                              AUTOCAM CORPORATION
                                   FORM 10-K
                            Year Ended June 30, 1997
                               TABLE OF CONTENTS


                                                                                               Page
                                                                                            ----------
PART I.
 Item 1.                    Business                                                           1-6
 Item 2.                    Properties                                                          6
 Item 3.                    Legal Proceedings                                                   6
 Item 4.                    Submission of Matters to a Vote of Security-Holders                 6

PART II.
 Item 5.                    Market for Registrant's Common Equity and Related Shareholder       7
                              Matters
 Item 6.                    Selected Financial Data                                             7
                            Management's Discussion and Analysis of Financial Condition
 Item 7.                      and Results of Operations                                         7
 Item 8.                    Financial Statements and Supplementary Data                         8
                            Changes in and Disagreements With Accountants on Accounting
 Item 9.                      and Financial Disclosure                                          8

PART III.
 Item 10.                   Directors and Executive Officers of the Registrant                  8
 Item 11.                   Executive Compensation                                              8
 Item 12.                   Security Ownership of Certain Beneficial Owners and Management      8
 Item 13.                   Certain Relationships and Related Transactions                      8

PART IV.
 Item 14.                   Exhibits, Financial Statement Schedules and Reports on Form
                            8-K - Index                                                        8-12
SIGNATURES
 Principal Executive Officer, Principal Financial and Accounting Officer                        13
 Directors                                                                                      13
EXHIBITS                                                                                    E-1 - E-90

                                     PART I


ITEM 1. BUSINESS

GENERAL

The Company designs and manufactures close-tolerance, specialty metal alloy components which are sold to the automotive, computer electronics and medical devices industries. These components are used primarily in automotive fuel and braking systems, devices for surgical procedures, and computer rigid disk drives. The Company's production equipment consists of high-precision, automatic cam-driven turning machines and computer numerically-controlled turning, milling and grinding machines capable of high-volume production while maintaining close tolerances.

BUSINESS STRATEGY

The Company's sales have grown from $18 million in fiscal 1990 to $62 million in fiscal 1997. The Company's management attributes its growth to the following factors: (i) increased sales of domestically-produced automobiles and the trend toward more environmentally efficient port electronic fuel injectors;
(ii) increased sales of anti-lock braking system components reflecting increased demand and acceptance of this safety feature; (iii) the proliferation of personal computers and their need for precise machined components; and, (iv) the introduction of precision-machined medical devices to its product offerings. The Company's growth and profitability reflect its business strategy to:

   -    Identify Products Which are Early in Their Life Cycles - The
        Company selectively pursues new sales opportunities based primarily on identifying products early in their product life cycles that have strong unit growth potential. The Company believes these components can be manufactured with a unit price structure and quality standards that favor the Company in its highly competitive environment. By identifying products early in their life cycles and building strong customer relationships, sales growth has been enhanced through sole source, long-term supply contracts with selected customers. In fiscal 1997, 70% of the Company's total sales were to three customers, Delphi Automotive Systems ("DAS"; a division of General Motors Corporation), Robert Bosch Corporation and ITT Automotive.

   -    Provide Technologically High Quality Products on a Timely Basis -
        The Company believes that the reputation it has achieved in supplying high quality components has been instrumental in allowing it to achieve new business and maintain existing business. The Company's manufacturing strategy is to produce high-volume, close-tolerance, high-precision components which have excellent growth prospects. To this end, the Company has identified products in the automotive industry, such as fuel and braking systems components, the medical devices industry, such as minimally invasive ophthalmic and cardiovascular surgery equipment components, and the computer electronics industry, such as rigid disk drive fastener and motor, and microprocessor heat dispersion components. The Company's manufacturing expertise includes process flexibility and product quality to meet customer demands. The Company was one of only 41 of General Motors' worldwide supplier base of over 30,000 companies to receive the General Motors Supplier of the Year Award in June 1997 and 1996. In fiscal 1997, the Company also received the 1996 Partnership in Quality award from Hitachi Automotive Products, the top quality award bestowed by Hitachi on its suppliers. The Company expects to use this experience and knowledge to diversify its industry, customer and product bases.

   - Focus on Aggressively Reducing Cost - Since its inception, the Company has emphasized a continuous improvement program involving all employees. The Company believes that this ongoing program, in conjunction with the capital expenditures it has made, allows it to be the low-cost producer of the products it manufactures. The Company believes that there are future opportunities to increase efficiency, improve productivity and reduce costs.

The Company intends to continue focusing on manufacturing components requiring high-volume, close-tolerance, high-precision production which have excellent growth prospects. The Company's strategy is to expand its base of automotive customers as well as diversify its product mix to the automotive market which may include low-tolerance components. Current and future supplier consolidation within the automotive industry will require the Company to provide low- and high-tolerance machining capability in order to maintain its position as a premier supplier to the industry. In addition, the Company plans to increase its penetration of non-automotive markets, such as medical devices, by identifying products consistent with its business strategy. These expansion plans may be realized through strategic acquisitions. The Company is continually seeking to acquire businesses which complement and expand its product offerings. Such opportunities should be created as OEMs continue to consolidate their supplier bases.

MARKETS

The Company currently sells its products in the automotive, medical devices and computer electronics industries as described below.

Automotive Industry. The automotive parts industry is composed of two major segments -- the original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company sells substantially all of its products to tier-one and tier-two suppliers to OEMs for installation as original equipment on new cars and light trucks. The market for new cars and light trucks in North America is large and cyclical, with new vehicle demand tied closely to the overall strength of the North American economy. Developments within the industry, including consolidation among suppliers and increased outsourcing of components by OEMs, have substantially altered the competitive environment for automotive suppliers and have had a favorable impact on the Company's growth.

Due to ever-increasing global competition, OEMs are continually revising their supplier requirements. OEMs are requiring suppliers to meet increasingly strict standards of quality, overall cost reductions and increased support for up-front design, engineering and project management. These requirements are continually accelerating the trend toward consolidation of the OEMs' supplier bases. For more capable suppliers, the new environment will continue to create the opportunity to grow rapidly by obtaining business previously provided by other suppliers.

In addition, automotive manufacturers are producing vehicles with more features designed for convenience, vehicle performance, and, in response to both state- and federally-imposed standards related to safety and the environment such as the Federal Corporate Average Fuel Economy Requirements, emission standards and passive restraint requirements. As a result, new, more sophisticated systems have been added to automobiles which require components of the type produced by the Company. As the OEMs follow this trend, significant opportunities should develop for the Company.

The Company believes it will continue to be well-positioned as a supplier to this market.

Medical Devices Industry. The health care industry continues to undergo a major transformation affecting all segments of the industry. While the final outcome of this transformation is unknown, certain identifiable developments have already impacted this industry. Cost concerns are increasing the trend toward outpatient and non-physician attended facilities. These facilities will require more compact, mobile and user-friendly diagnostic and surgical devices. The industry is also demanding suppliers that enhance quality while lowering costs.

The Company believes it can capitalize on its automotive manufacturing expertise by applying these skills to similar manufacturing processes used within the medical devices industry. The Company has already made positive impressions on companies within this market who were skeptical about an automotive company's ability to meet the expectations of the medical industry.

Computer Electronics Industry. Computer electronics is a dynamic, innovative industry which encompasses a wide range of products. The Company has focused on the manufacture of precision components used in suspension assemblies for rigid disk drives, microprocessor heat dispersion units and rigid disk drive motors. These and other personal computer subassemblies require high-precision metal machined components of the type manufactured by the Company. This industry also experiences frequent product changes with short lead times from development to market as a result of technology advances and increasing demand for a variety of product configurations. The Company believes its ability to make rapid product changeovers while maintaining high-volume production has, and will continue to, enable it to take advantage of these opportunities as the arise.

PRODUCT APPLICATIONS

A summary of the Company's sales and percentage of total sales by product application for each of the last three fiscal years is presented on page E-3 of the Exhibit 13 to this Form 10-K.

Fuel Systems. Sales of fuel system components represented 73.7%, 62.5% and 61.4% of the Company's sales for the years ended June 30, 1997, 1996 and 1995, respectively. Sales of components to DAS represented 62%, 74% and 87% of total fuel system components sales for each of the respective periods presented.
Fuel systems meter fuel flow more precisely than traditional carburation, and therefore, permit engines to burn less fuel more cleanly. The Company expects fuel system components to be its primary product for the near-term. The Company has built a strong reputation in the industry for lowest total cost, which it has earned through continuous process improvement and equipment and labor adaptability. The Company believes that most light vehicles manufactured in North America are equipped with multi-port fuel injection systems, and it does not expect meaningful growth in North American light vehicle production in the foreseeable future. Management expects Company sales to grow in the face of these market conditions through employing a market diversification strategy. The Company has established relationships with several new customers in this market, including one which manufactures diesel fuel injectors, which should provide a majority of its fuel system sales growth in the near future.

Braking Systems. Sales of braking system components represented 10.9%, 22.3% and 20.1% of the Company's sales for the years ended June 30, 1997, 1996 and 1995, respectively. The Company manufactures several production components for anti-lock braking systems ("ABS"), including components of pistons, sensors, plugs, solenoids and valve bodies. It also manufactures valve rods and push rod assemblies used in the assembly of ABS and conventional braking systems. The Company expects to benefit from a market diversification strategy in this area through exploiting core competencies for consistently holding to increasingly tight machining tolerances and stringent requirements for cleanliness.

Other Automotive. Other automotive components sales represented 2.3%, 1.7% and 1.6% of the Company's sales for the years ended June 30, 1997, 1996 and 1995, respectively. The Company manufactures a component used in electronic door lock assemblies which allow the remote operation of all vehicle door locks.
The Company believes that the increased safety and convenience of electronic door locks will lead to increased sales of these systems and corresponding increased sales of components manufactured by the Company. The Company expects further growth in this area through the manufacture of components for other convenience items such as electric motors for seats and windows.

Medical Devices. Medical device components sales represented 10.2%, 6.7% and 5.7% of the Company's sales for the years ended June 30, 1997, 1996 and 1995, respectively. The Company manufactures components which are sold to the ophthalmic and cardiovascular surgical device industries. It continues to benefit from increased penetration by its largest ophthalmic surgical device customer into foreign markets. During late fiscal 1996 and 1997, the Company began manufacturing precision-machined metal components for innovative cardiovascular surgical device manufacturers, including those that sell coronary stents. Sales to these customers have increased every quarter during fiscal 1996 and 1997.

Computer Electronics. Sales of computer electronics components represented 2.9%, 6.8% and 11.2% of the Company's sales for the years ended June 30, 1997, 1996 and 1995, respectively. These components are primarily machined, precision fastening devices, known as baseplates, used to join certain components of rigid disk drives used on personal computers. Sales have dropped in this industry as the Company fell victim to uncharacteristic baseplate life cycle shifts; specifically, demand for suspension assemblies which featured Company machined baseplates was replaced by those featuring stamped baseplates. The Company expects to reverse this declining sales trend over the next year as significant orders exist to provide high-volume, high-precision metal components used in the production of thermoplates for computer microprocessors. The Company began shipping these components in August 1997, and if customers take delivery of the product as forecasted, sales of computer electronics components will increase substantially throughout fiscal 1998.

MANUFACTURING

The Company manufactures its products using turning, grinding and milling processes. Substantially all of the Company's production machinery has been acquired new since 1985 and consists of high-precision, automatic cam-driven turning machines and computer numerically-controlled turning, milling and grinding machines. These machines are capable of high-volume production while maintaining close tolerances. Products are typically produced from bar stock using multi-spindle cam automatic bar machines or centerless grinders. Secondary machining in some cases is necessary. Parts are then deburred, cleaned, in some cases, plated or heat treated at outsource locations, packaged and shipped directly to the customer.

On a new job, the first parts produced are used to establish process capability and sent to the customer for approval. After approval, the part is placed in the Company's production planning systems and, as production begins, statistical process control techniques are employed to maintain quality and gather data for the Company's continuous improvement efforts. The continuous improvement process focuses the attention of all employees on improving each step of the process in order to increase quality, lower cost and improve customer service. In the manufacturing area, this focus emphasizes reducing dimensional variation to narrow the tolerance range for a given process, increasing perishable tool life, reducing scrap, and increasing both human and equipment productivity.

The Company anticipates that additional manufacturing equipment will be necessary if firm orders are received during fiscal 1998 and 1999 in quantities currently contemplated under its existing contracts and purchase orders. The Company has entered into commitments to purchase certain of such equipment (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Contracts and Purchase Orders").

Raw materials and other resources used by the Company are generally not restricted in availability; however, the Company obtains 82% of its supply of metal alloys from one supplier. While these materials are available from several other sources, the Company could experience production delays and lost sales while qualifying a new supplier.

MARKETING AND SALES

The Company markets its products primarily by bidding upon component specifications submitted by the customer. In addition, the Company makes direct calls on potential customers, domestically by its internal sales department and internationally through independent sales representatives. It is the Company's objective to establish long-term sole source contracts in order to strengthen its position in the marketplace. In addition, the Company continues to expand its base of customers in order to reduce its dependence on any particular customer or industry.

CONTRACTS AND PURCHASE ORDERS

The Company's automotive customers typically award blanket purchase orders for each calendar year. The Company currently manufactures numerous fuel injection components for DAS and signed a life-of-the-product supplier agreement with DAS in July 1994, thereby securing a majority of its annual sales to DAS for as long as the current DAS fuel injector program remains in production. The remainder of its components may be subject to an annual rebidding process. As a certified supplier of DAS, the Company has, in the past, retained and been awarded business in competitive bidding situations and would expect to be competitive in any such future bidding.

Additionally, the Company is currently operating with open and blanket purchase orders from approximately 20 customers primarily covering automotive fuel and braking systems, medical devices, and computer electronics components. Orders are not firm under blanket purchase orders until specific releases are granted.

BACKLOG AND SEASONALITY

The Company's business is relatively consistent throughout the year, except for slowness traditionally experienced in July and August due to automotive model changeovers and during late December as its customers in the automotive industry typically shut down around the Christmas and New Year holidays.

The Company does not reflect an order in backlog until it has received a purchase order and release committing to a quantity and delivery date. Generally, orders are shipped within three months of a release and as a result, the Company does not believe backlog is a material concept to its business.

COMPETITION

The markets in which the Company competes are highly competitive, and the Company believes that it competes within the above industries on the basis of price, quality and technology. The Company believes that there are approximately 40 companies in the United States that have the equipment to be manufacturers of precision metal parts in competition with the Company.
Certain of the Company's competitors have substantially greater resources than the Company, including DAS which could move components currently manufactured by the Company in-house. The Company also competes with approximately 10 companies in Europe and Asia. Some of the components currently manufactured by the Company can also be manufactured using alternative technologies including stamping and coldheading processes which, in some cases, can process high-precision parts as efficiently as those technologies utilized by the Company.

EMPLOYEES

The Company had 373 full-time employees as of June 30, 1997 -- 244 employed at the Company's Kentwood, Michigan facility, 70 at the Company's Dowagiac, Michigan facility, 36 at the Company's Hayward, California facilities, and 23 at the Company's Gaffney, South Carolina facility. Fifty-four were salaried managerial and administrative personnel, 22 were salaried engineers, and 297 were hourly workers engaged in manufacturing. None of the Company's employees are part of a collective bargaining unit, except for 59 employees of the Company's Dowagiac, Michigan facility who are represented by the two local units of The United Steelworkers of America. The Company has never experienced a work stoppage and considers relations with its employees to be excellent.

EXPORT SALES

During the fiscal years ended June 30, 1997, 1996 and 1995, the Company's export sales of fuel systems components to two European automotive customers and sales of computer electronics components to one European and two Asian computer electronics customers were $8,485,000, $7,961,500 and $7,240,700, respectively.


ITEM 2. PROPERTIES

The Company owns or leases manufacturing facilities which are suitable and adequate for the production and marketing of its products. The Company's executive and administrative offices occupy 12,000 square feet of its Kentwood, Michigan facility. The following is a list of the Company's locations and each's approximate square footage:


                                                                     Approximate Square
                                                                           Feet
                                                                           ----
Owned:
   Kentwood, Michigan                                                     88,000
   Dowagiac, Michigan                                                     67,000
   Gaffney, South Carolina                                                25,000

Leased:
   Kentwood, Michigan                                                    100,000
   Hayward, California                                                    27,000

The Company subleases 67,000 square feet of its leased Kentwood, Michigan facility to a company related by virtue of its 100%-ownership by the Company's president.

The Company has machinery and equipment with an aggregate cost of $76,703,000. The Company owns $57,938,000 of this equipment, $1,331,000 is leased under capital leases, and $17,434,000 is leased under operating leases. For information concerning minimum future lease payments under non-cancelable leases, see Note 5 of Notes to Consolidated Financial Statements filed as
Exhibit 13 hereto.

The Company believes its facilities are modern, well-maintained, adequately insured and suitable for their present and intended uses. In order to meet demand primarily from automotive and computer electronics customers, management will purchase $15.7 million of equipment and invest $2.1 million in facilities over the next twelve months (on which deposits of $1.3 million had been placed as of June 30, 1997). See Item 1 under "Business - Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any legal proceedings other than ordinary or routine proceedings incidental to its operations, which in the opinion of management, would not have a material adverse effect on the Company if determined against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ACAM. The following table sets forth the range of high and low sales prices of the Company's common stock as reported by the Nasdaq Stock Market, adjusted for the effects of share dividends issued during the periods presented.


-----------------------------------------------------------------------------
                                                  High               Low
-----------------------------------------------------------------------------
Fiscal 1997:
Fourth quarter                                   12 1/4               8 1/4
Third quarter                                    12 1/4              10 3/4
Second quarter                                     12                8 5/16
First quarter                                    10 1/2              8 5/16
Fiscal 1996:
Fourth quarter                                   12 1/8              8 9/16
Third quarter                                    13 9/16              9 1/2
Second quarter                                   13 5/8              10 3/16
First quarter                                    11 3/16               10

As of September 1, 1997, the Company's common stock was held by 188 holders of record, and approximately 2,000 beneficial shareholders.

DIVIDENDS

The Company began paying quarterly cash dividends of two cents per Common share in the second quarter of fiscal 1997. The Company expects this practice of paying quarterly dividends on its Common shares will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.


ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item 6 is incorporated by reference to page E-1 of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item 7 is incorporated by reference to pages E-2 - E-6 of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to page E-1 of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Registrant's definitive proxy statement for its 1997 annual meeting of shareholders which will be filed with the Commission prior to September 30, 1997.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -
         INDEX

(a) The following documents are filed as a part of this report:

1. Financial Statements - The following consolidated financial statements and the report of independent auditors set forth on pages E-7 - E-20 of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K:

       Consolidated Balance Sheets as of June 30, 1997 and 1996

       For each of the three years in the period ended June 30, 1997:

          Consolidated Statements of Operations
          Consolidated Statements of Shareholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

       Report of Independent Auditors

2. Financial Statement Schedules - No such schedules are included because of the absence of the conditions under which they are required, or because the information called for is included in the consolidated financial statements or notes thereto.

3.   Exhibits

     3(a)  Amended and Restated Articles of Incorporation of the
           Registrant (incorporated by reference to Exhibit 3(a) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     3(b) Bylaws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     4(a) Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4(a) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(a) Revolving Credit Loan Agreement, dated June 27, 1997, between Comerica Bank and the Registrant (filed herewith, E-21 - E-82).

     10(b) Stock Redemption Agreements, dated November 6, 1992 and
           September 20, 1993, between John C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K, filed September 27, 1993).

           Stock Redemption Agreement, dated August 1, 1996, between John C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K, filed September 19,
           1996).

     10(c) Autocam Corporation 1991 Incentive Stock Option Plan
           (incorporated by reference to Exhibit 10(c) of the Registrant's Form 10-K, filed September 23, 1994).

     10(d) Employment Agreement dated September 1, 1991, between
           Registrant and Edward W. Hekman (incorporated by reference to
           Exhibit 10(e) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(e) Northwestern Mutual Life Insurance Company Joint Comp Life insurance policies covering John C. Kennedy and Nancy G. Kennedy, Policy Nos. 12 443 196 and 12 200 147 (incorporated by reference to
           Exhibit 10(e) of the Registrant's Form 10-K, filed September 27,
           1993).

     10(f) Northwestern Mutual Life Insurance Company Adjustable Whole
           Life Insurance Policies covering John C. Kennedy, Policy Nos. 9 718 337, 10 755 204 and 10 755 185 (incorporated by reference to Exhibit 10(f) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(g) Northwestern Mutual Life Insurance Company Extraordinary
           Life Insurance Policies covering John C. Kennedy, Policy Nos. 9 053 592, 9 112 232 and 10 369 805 (incorporated by reference to Exhibit 10(g) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(h) Northwestern Mutual Life Insurance Company Disability Income
           Policies covering John C. Kennedy, Policy Nos. D316131, D316137, D374518, D532736 (incorporated by reference to Exhibit 10(h) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(i) Northwestern Mutual Life Insurance Company Joint Comp Life
           Insurance Policy covering John C. Kennedy and Nancy G. Kennedy, Policy No. 11 199 261 (incorporated by reference to Exhibit 10(i) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(j) Northwestern Mutual Life Insurance Company Whole Life
           Insurance Policies covering John C. Kennedy, Policy Nos. 11 466 899 and 11 467 109 (incorporated by reference to Exhibit 10(j) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(k) Connecticut Mutual Life Insurance Company Whole Life
           Insurance Policy covering John C. Kennedy, Policy No. 4 400 303 (incorporated by reference to Exhibit 10(k) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(l) Northwestern Mutual Life Insurance Company Disability Income
           Policy covering Edward W. Hekman, Policy No. D597564 (incorporated by reference to Exhibit 10(l) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

     10(m) Northwestern Mutual Life Insurance Company Joint CompLife
           Policy covering John C. Kennedy and Nancy G. Kennedy, Policy No. 13 542 762 (incorporated by reference to Exhibit 10(m) of the Registrant's Form 10-K, filed September 19, 1996).

     10(n) Lease Agreement, dated March 1, 1995, between Registrant as lessee, and Rieth Partners and Marys' Share, both Michigan partnerships, as lessors, regarding industrial facilities located at 4060 East Paris Avenue, Kentwood, Michigan (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10-K, filed September 25, 1995).

     10(o) Equipment Leases:

           1. Master Lease Agreement, dated August 21, 1989, between Registrant and General Electric Capital Corporation, with Schedule Nos. 4 & 5, dated May 11, 1992 and June 30, 1992, respectively, covering three Tornos Bechler MS-7 Automatic Lathes, one Mikron PAS-16 Multi-spindle Horizontal Machining Center, and one Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machine (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991 (master lease) and the Registrant's Form 10-K, filed September 25, 1992 (schedules)).

                  Equipment Lease Schedule Nos. 6, 7, 8 & 9, dated December 11, 1992, March 31, 1993, April 30, 1993, and June 1, 1993,
                  respectively, covering five Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machines and one Mikron PAS-16 Multi-spindle Horizontal Machining Center (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form 10-K, filed September 27, 1993).

                  Equipment Lease Schedule Nos. 10 and 11, dated September 10, 1993 and October 22, 1993, respectively, covering five Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machines (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form 10-K, filed September 23, 1994).

                  Equipment Lease Schedule Nos. 12 and 13, both dated November 22, 1994, covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines and two Mikron PAS-16 rotary transfer machines (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form 10-K, filed September 25, 1995).

                  Equipment Lease Schedule No. 14, dated September 1, 1995, covering two Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form 10-K, filed September 25, 1995).

                  Equipment Lease Schedule Nos. 15 & 16, dated January 1, 1996, covering one Index G200 Horizontal Turning Center and one Index MS-25E Multi-spindle Automatic Screw Machine (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form 10-K, filed September 19, 1996).

                 Equipment Lease Schedule No. 17, dated June 1, 1997, covering four Mikron CX-24 Rotary Transfer Machines (filed herewith, E-83 - E-87).

            2. Master Lease Agreement, dated December 8, 1992, between Registrant and Fleet Credit Corporation, with schedule No. 30720-02 covering various equipment, including CNC turning and milling centers (incorporated by reference to Exhibit 10(o)(2) of the Registrant's Form 10-K, filed September 27, 1993).

            3. Master Lease Agreement, dated August 22, 1989, between Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10(o)(3) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

                 Equipment Lease Schedule No. 8, dated December 29, 1992, covering one Star SST-16 CNC Automatic Lathe, one Hardinge Conquest CT CNC Chucker, and one Wasino CNC Lathe Model SH-5DM (incorporated by reference to Exhibit 10(o)(3) of the Registrant's Form 10-K, filed September 27, 1993).

            4. Master Lease Agreement, dated June 6, 1991, between Registrant and Textron Financial Corporation, with Schedule, covering two Tornos Bechler SAS-16 Multi-spindle Automatic Bar Machines (incorporated by reference to Exhibit 10(o)(4) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

            5. Equipment Lease Agreement, dated May 1, 1994, between Registrant and John C. Kennedy, covering one Index MS-25 Multi-spindle Automatic Bar Machine, eight Tornos Bechler SAS-16 Multi-spindle Automatic Bar Machines, and one Cincinnati Milacron 220-8 Centerless Grinder (incorporated by reference to Exhibit 10(o)(7) of the Registrant's Form 10-K, filed September 23, 1994).

            6.   Aircraft Lease Agreement, dated November 21,
                 1991, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(13) of the Registrant's Form 10-K, filed September 25, 1992).

                 Aircraft Lease Agreement Amendment, dated July 23, 1996, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(8) of the Registrant's Form 10-K, filed September 19, 1996).

            7. Master Lease Agreement, dated August 20, 1993, between Registrant and Fleet Credit Corporation, with Schedule No. 30720-03 covering four Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machines (incorporated by reference to Exhibit 10(o)(10) of the Registrant's Form 10-K, filed September 23, 1994).

            8. Master Lease Agreement, dated August 30, 1993, between Registrant and Textron Financial Corporation, with Schedule Nos. 9 and 10, covering one Micron MD600II SP-RD Centerless Grinder and one Stream Model TGM-102 HD 5-Axis Tool Grinding Machine (incorporated by reference to Exhibit 10(o)(11) of the Registrant's Form 10-K, filed September 23,
                 1994).

            9.   Master Equipment Lease Agreement, dated July 10,
                 1995, between Registrant and KeyCorp Leasing, Ltd., with Schedule No. 1 covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(o)(12) of the Registrant's Form 10-K, filed September 25, 1995).

     10(p) Lifetime contract, dated April 26, 1993, between Registrant and General Motors Corporation (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K, filed September 27, 1993, as amended by the Registrant's Form 10-K/A, Amendment No. 1, filed November 29, 1993).

     10(q) Lifetime contract, dated May 1, 1994, between Registrant and
           General Motors Corporation. (incorporated by reference to Exhibit 10(p) of the Registrant's Form S-3, filed September 23, 1994).


     10(r) Promissory Note, dated May 12, 1995, between Old Kent Bank and the Registrant (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K, filed September 25, 1995).

     13    1997 Annual Report to Shareholders (filed herewith, pages E-1 -
           E-20).

     21    Subsidiaries of Registrant (filed herewith, page E-88).

     23    Consent of Deloitte & Touche LLP (filed herewith, page E-89).

     27    Financial Data Schedule (filed herewith, page E-90).


(b) Reports on Form 8-K during quarter ended June 30, 1997 - On July 14, 1997, the Registrant filed a Form 8-K, dated June 30, 1997, reporting the purchase of certain assets for $18.1 million, and the assumption of certain liabilities totaling $699,000, of Hamilton-Pax, Inc. and Dowagiac Manufacturing Company (together, the "Hamilton Group"). Such Form 8-K was amended by Form 8-K/A, dated June 30, 1997 and filed with the Commission on September 9, 1997, which included Combined Financial Statements of the Hamilton Group as of December 31, 1996 and certain Pro Forma Consolidating Financial Information of the Company as of March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AUTOCAM CORPORATION


                                        By: /S/ John C. Kennedy
                                            -----------------------------
                                                  John C. Kennedy,
                                                     Principal Executive Officer


                                        By: /S/ Warren A. Veltman
                                            -----------------------------
                                                  Warren A. Veltman,
                                                     Principal Financial and
                                                     Accounting Officer


Dated:  September 23, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature and Title                                Date
              -------------------                                ----
By: /S/ John C. Kennedy                                    September 23, 1997
-------------------------------------------
                John C. Kennedy, Director


By: /S/ Warren A. Veltman                                  September 23, 1997
-------------------------------------------
                Warren A. Veltman, Director


By: /S/ Robert L. Hooker                                   September 23, 1997
-------------------------------------------
                Robert L. Hooker, Director



By: /S/ Kim Korth                                          September 23, 1997
-------------------------------------------
                Kim Korth, Director


By: Kenneth K. Rieth                                       September 23, 1997
-------------------------------------------
                Kenneth K. Rieth, Director


By: /S/ David J. Wagner                                    September 23, 1997
-------------------------------------------
                David J. Wagner, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Not Applicable.

                                EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------


1. Financial Statements - The following consolidated financial statements and the report of independent auditors set forth on pages E-7 -
        E-20 of the Company's 1997 Annual Report to Shareholders filed as
        Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K:

             Consolidated Balance Sheets as of June 30, 1997 and 1996

             For each of the three years in the period ended June 30, 1997:

                Consolidated Statements of Operations
                Consolidated Statements of Shareholders' Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

             Report of Independent Auditors

2. Financial Statement Schedules - No such schedules are included because of the absence of the conditions under which they are required, or because the information called for is included in the consolidated financial statements or notes thereto.

3.      Exhibits

        3(a) Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(a) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        3(b) Bylaws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        4(a) Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4(a) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(a) Revolving Credit Loan Agreement, dated June 27, 1997, between Comerica Bank and the Registrant (filed herewith, E-21 - E-82).

        10(b) Stock Redemption Agreements, dated November 6, 1992 and September 20, 1993, between John C. Kennedy and Nancy G.
               Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K, filed September 27,
               1993).

               Stock Redemption Agreement, dated August 1, 1996, between John
               C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K, filed September 19, 1996).

        10(c) Autocam Corporation 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(c) of the Registrant's Form 10-K, filed September 23, 1994).

        10(d) Employment Agreement dated September 1, 1991, between Registrant and Edward W. Hekman (incorporated by reference to
               Exhibit 10(e) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(e) Northwestern Mutual Life Insurance Company Joint Comp Life insurance policies covering John C. Kennedy and Nancy G. Kennedy, Policy Nos. 12 443 196 and 12 200 147 (incorporated by reference to Exhibit 10(e) of the Registrant's Form 10-K, filed September 27, 1993).

        10(f) Northwestern Mutual Life Insurance Company Adjustable Whole Life Insurance Policies covering John C. Kennedy, Policy Nos. 9 718 337, 10 755 204 and 10 755 185 (incorporated by reference to
               Exhibit 10(f) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(g) Northwestern Mutual Life Insurance Company Extraordinary Life Insurance Policies covering John C. Kennedy, Policy Nos. 9 053 592, 9 112 232 and 10 369 805 (incorporated by reference to
               Exhibit 10(g) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(h) Northwestern Mutual Life Insurance Company Disability Income Policies covering John C. Kennedy, Policy Nos. D316131, D316137, D374518, D532736 (incorporated by reference to Exhibit 10(h) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(i) Northwestern Mutual Life Insurance Company Joint Comp Life Insurance Policy covering John C. Kennedy and Nancy G. Kennedy, Policy No. 11 199 261 (incorporated by reference to Exhibit 10(i) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(j) Northwestern Mutual Life Insurance Company Whole Life Insurance Policies covering John C. Kennedy, Policy Nos. 11 466 899 and 11 467 109 (incorporated by reference to Exhibit 10(j) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(k) Connecticut Mutual Life Insurance Company Whole Life Insurance Policy covering John C. Kennedy, Policy No. 4 400 303 (incorporated by reference to Exhibit 10(k) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(l) Northwestern Mutual Life Insurance Company Disability Income Policy covering Edward W. Hekman, Policy No. D597564 (incorporated by reference to Exhibit 10(l) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

        10(m) Northwestern Mutual Life Insurance Company Joint CompLife Policy covering John C. Kennedy and Nancy G. Kennedy, Policy No. 13
               542 762 (incorporated by reference to Exhibit 10(m) of the Registrant's Form 10-K, filed September 19, 1996).

        10(n) Lease Agreement, dated March 1, 1995, between Registrant as lessee, and Rieth Partners and Marys' Share, both Michigan partnerships, as lessors, regarding industrial facilities located at 4060 East Paris Avenue, Kentwood, Michigan (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10-K, filed September 25, 1995).

        10(o)  Equipment Leases:

               1. Master Lease Agreement, dated August 21, 1989, between Registrant and General Electric Capital
                        Corporation, with Schedule Nos. 4 & 5, dated May 11, 1992 and June 30, 1992, respectively, covering three Tornos Bechler MS-7 Automatic Lathes, one Mikron PAS-16 Multi-spindle Horizontal Machining Center, and one Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machine (incorporated by reference to Exhibit 10(o)(l) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991 (master lease) and the Registrant's Form 10-K, filed September 25, 1992 (schedules)).

                        Equipment Lease Schedule Nos. 6, 7, 8 & 9, dated December 11, 1992, March 31, 1993, April 30, 1993, and June 1, 1993, respectively, covering five Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machines and one Mikron PAS-16 Multi-spindle Horizontal Machining Center (incorporated by reference to Exhibit 10(o)(l) of the Registrant's Form 10-K, filed September 27, 1993).

                        Equipment Lease Schedule Nos. 10 and 11, dated September 10, 1993 and October 22, 1993, respectively, covering five Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machines (incorporated by reference to
                        Exhibit 10(o)(l) of the Registrant's Form 10-K, filed September 23, 1994).

                        Equipment Lease Schedule Nos. 12 and 13, both dated November 22, 1994, covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines and two Mikron PAS-16 rotary transfer machines (incorporated by reference to Exhibit 10(o)(l) of the Registrant's Form 10-K, filed September 25, 1995).

                        Equipment Lease Schedule No. 14, dated
                        September 1, 1995, covering two Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(o)(l) of the Registrant's Form 10-K, filed September 25, 1995).

                        Equipment Lease Schedule Nos. 15 & 16, dated
                        January 1, 1996, covering one Index G200 Horizontal Turning Center and one Index MS-25E Multi-spindle Automatic Screw Machine (incorporated by reference to
                        Exhibit 10(o)(l) of the Registrant's Form 10-K, filed September 19, 1996).

                        Equipment Lease Schedule No. 17, dated June 1, 1997, covering four Mikron CX-24 Rotary Transfer Machines (filed herewith, E-83 - E-87).

               2. Master Lease Agreement, dated December 8, 1992, between Registrant and Fleet Credit
                        Corporation, with schedule No. 30720-02 covering various equipment, including CNC turning and milling centers (incorporated by reference to Exhibit 10(o)(2) of the Registrant's Form S-1, filed September 27,
                        1993).

               3. Master Lease Agreement, dated August 22, 1989, between Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10(o)(3) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

                        Equipment Lease Schedule No. 8, dated December
                        29, 1992, covering one Star SST-16 CNC Automatic Lathe, one Hardinge Conquest CT CNC Chucker, and one Wasino CNC Lathe Model SH-5DM (incorporated by reference to
                        Exhibit 10(o)(3) of the Registrant's Form 10-K, filed September 27, 1993).

               4. Master Lease Agreement, dated June 6, 1991, between Registrant and Textron Financial Corporation, with Schedule, covering two Tornos Bechler SAS-16 Multi-spindle Automatic Bar Machines (incorporated by reference to Exhibit 10(o)(4) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17,
                        1991).

               5. Equipment Lease Agreement, dated May 1, 1994, between Registrant and John C. Kennedy, covering one
                        Index MS-25 Multi-spindle Automatic Bar Machine, eight Tornos Bechler SAS-16 Multi-spindle Automatic Bar Machines, and one Cincinnati Milacron 220-8 Centerless Grinder (incorporated by reference to Exhibit 10(o)(7) of the Registrant's Form 10-K, filed September 23,
                        1994).

               6. Aircraft Lease Agreement, dated November 21, 1991, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(13) of the Registrant's Form 10-K, filed September 25, 1992).

                        Aircraft Lease Agreement Amendment, dated July
                        23, 1996, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(8) of the Registrant's Form 10-K, filed September 19,
                        1996).

               7. Master Lease Agreement, dated August 20, 1993, between Registrant and Fleet Credit Corporation, with
                        Schedule No. 30720-03 covering four Tornos Bechler SAS-16DC Multi-spindle Automatic Bar Machines (incorporated by reference to Exhibit 10(o)(10) of the Registrant's Form 10-K, filed September 23, 1994).

               8. Master Lease Agreement, dated August 30, 1993, between Registrant and Textron Financial Corporation, with Schedule Nos. 9 and 10, covering one Micron MD600II SP-RD Centerless Grinder and one Stream Model TGM-102 HD 5-Axis Tool Grinding Machine (incorporated by reference to Exhibit 10(o)(11) of the Registrant's Form 10-K, filed September 23, 1994).

               9. Master Equipment Lease Agreement, dated July 10, 1995, between Registrant and KeyCorp Leasing, Ltd., with Schedule No. 1 covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(o)(12) of the Registrant's Form 10-K, filed September 25, 1995).

               10(p) Lifetime contract, dated April 26, 1993, between Registrant and General Motors Corporation (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K, filed September 27, 1993, as amended by the Registrant's Form 10-K/A, Amendment No. 1, filed November 29, 1993).

               10(q) Lifetime contract, dated May 1, 1994, between Registrant and General Motors Corporation. (incorporated by reference to Exhibit 10(p) of the Registrant's Form S-3, filed September 23, 1994).

               10(r) Promissory Note, dated May 12, 1995, between Old Kent Bank and the Registrant (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K, filed September 25, 1995).

               13 1997 Annual Report to Shareholders (filed herewith, pages E-1 - E-20).

               21       Subsidiaries of Registrant (filed herewith, page E-88).

               23       Consent of Deloitte & Touche LLP (filed herewith, page
                        E-89).

               27       Financial Data Schedule (filed herewith, page E-90).