Form 10-Q
period 1997-09-30
AUTOCAM CORP/MI
filed 1997-11-12
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                    For The Quarter Ended September 30, 1997
                         Commission File Number 0-19544




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

The number of Common Shares outstanding at November 3, 1997 was 5,732,997.



                                    1 of 15

                                     INDEX




PART I - FINANCIAL INFORMATION                                        PAGE NO.
         ---------------------                                        --------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30 and
             June 30, 1997                                               5

          Consolidated Statements of Operations for the Three Months
             Ended September 30, 1997 and 1996                           6

          Consolidated Statements of Cash Flows for the Three Months
             Ended September 30, 1997 and 1996                           7

             Notes to Consolidated Financial Statements                8 - 9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10 - 14


PART II - OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities - None.

Item 3.   Default Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on October 21, 1997:


         a. The following directors of the Company were elected to serve until the meeting of shareholders in 2000 and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

              (i)    John C. Kennedy (5,231,797, 0, 178,419)
              (ii)   Kenneth K. Rieth (5,231,397, 0, 178,819)
              (iii)  Mark J. Bissell (5,230,079, 0, 180,137)

Item 4. Submission of Matters to a Vote of Security Holders - Concluded

            The following directors of the Company continued as directors until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

                            Warren A. Veltman (1998)
                            Robert L. Hooker (1998)
                             David J. Wagner (1999)
                                Kim Korth (1999)

         b.   A proposal to ratify the selection of Deloitte &
              Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 1998. Shareholder votes were cast as follows: 5,394,254 for; 11,952 against or withheld; and, 4,010 abstentions. Based on this tabulation of votes, the proposal was approved.

         c. A proposal to amend Sections 5 and 6 of the Autocam Corporation 1991 Incentive Stock Option Plan (the "Plan") to increase the number of shares of the Company's Common Stock available for issuance upon the exercise of options granted thereunder to 750,000 shares and to make all employees of the Company eligible for awards pursuant to the Plan. Shareholder votes were cast as follows:
              5,181,176 for; 201,111 against or withheld; and, 27,929
              abstentions. Based on this tabulation of votes, the proposal was approved.


Item 5.  Other Information - None.

Item 6. Exhibits and Reports on Form 8-K - The Company filed a Form 8-K Report, dated June 30, 1997, as amended by Form 8-K/A, filed September 9, 1997, to report under Item 2 of the Form 8-K the acquisitions of certain assets and the assumption of certain liabilities of Dowagiac Manufacturing Company, Inc., and Hamilton-Pax, Inc. (together, "The Hamilton Group"). In the Form 8-K Report, as amended, the Company filed the combined financial statements of the businesses acquired which included:

         -  Report of Independent Auditors

         - Combined Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996


         -  Combined Statements of Operations for the Three Months
            Ended March 31, 1997 (unaudited) and for the Year Ended December 31, 1996

         -  Combined Statements of Shareholders' Equity for the
            Three Months Ended March 31, 1997 (unaudited) and for the Year Ended December 31, 1996

         -  Combined Statements of Cash Flows for the Three Months
            Ended March 31, 1997 (unaudited) and for the Year Ended December 31, 1996

         -  Notes to Combined Financial Statements

                               INDEX - CONCLUDED







Item 6.  Exhibits and Reports on Form 8-K - Concluded

         The Company also filed pro forma consolidating financial information which included:

         -    Description of Consolidating Pro Forma Financial Information

         -    Consolidating Pro Forma Balance Sheet as of March 31, 1997

         - Consolidating Pro Forma Statements of Operations for the Nine Months Ended March 31, 1997 and for the Year Ended June 30, 1996.

         -    Notes to Consolidating Pro Forma Financial Information

                       AUTOCAM CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                                  SEPTEMBER 30, 1997  JUNE 30, 1997
                                                  ------------------  -------------
ASSETS
CURRENT ASSETS:
Cash                                                    $   486,897    $ 2,510,500
Accounts receivable                                       8,080,850      8,841,516
Inventories                                               5,396,663      5,444,420
Prepaid expenses and other                                  945,750        722,020
                                                        -----------    -----------
TOTAL CURRENT ASSETS                                     14,910,160     17,518,456
PROPERTY, PLANT AND EQUIPMENT, NET                       55,062,931     53,291,418
OTHER LONG-TERM ASSETS                                   13,030,173     12,827,954
                                                        -----------    -----------
TOTAL ASSETS                                            $83,003,264    $83,637,828
                                                        ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations             $ 6,170,424    $ 5,905,541
Accounts payable                                          4,852,802      4,398,050
Accrued liabilities                                       3,023,817      2,911,939
                                                        -----------    -----------
TOTAL CURRENT LIABILITIES                                14,047,043     13,215,530
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES         22,356,824     25,191,778
DEFERRED TAXES                                            8,102,000      7,802,000
DEFERRED CREDITS AND OTHER                                  696,040        813,550
SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no
shares issued or outstanding
Common stock - 10,000,000 shares authorized;
5,730,521 and 5,711,587 shares issued and
outstanding as of September 30 and June 30,
1997, respectively                                       26,397,344     26,270,940
Deferred compensation                                      (607,083)      (645,833)
Retained earnings                                        12,011,096     10,989,863
                                                        -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                               37,801,357     36,614,970
                                                        -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $83,003,264    $83,637,828
                                                        ===========    ===========

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                      FOR THE THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                     ----------------------------
                                         1997           1996
                                     -------------  -------------
Sales                                  $17,429,456    $14,647,819
Cost of sales                           14,015,745     11,317,214
                                       -----------    -----------
Gross profit                             3,413,711      3,330,605
Selling, general and administrative      1,000,698        796,035
Other operating expenses                    51,875         51,875
                                       -----------    -----------
Income from operations                   2,361,138      2,482,695
Interest and other expense, net            607,815        326,761
                                       -----------    -----------
Income before tax provision              1,753,323      2,155,934
Tax provision                              617,800        752,139
                                       -----------    -----------
NET INCOME                             $ 1,135,523    $ 1,403,795
                                       ===========    ===========
NET INCOME PER SHARE                   $       .20    $       .24
                                       ===========    ===========
Weighted average shares outstanding      5,818,679      5,755,394
Dividends declared per share           $       .02

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                        1997           1996
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 1,135,523    $ 1,403,795
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                         1,752,058      1,302,470
 Deferred taxes                                          300,000        250,000
 Changes in assets and liabilities that provided
  (used) cash:
 Accounts receivable                                     715,188      1,084,646
 Inventories                                              47,757        (91,142)
 Prepaid expenses and other                             (235,553)      (193,787)
 Other long-term assets                                  141,697         53,446
 Accounts payable                                        454,752         70,672
 Accrued liabilities                                     111,878        711,555
 Deferred credits and other                             (117,510)       (26,777)
                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              4,305,790      4,564,878
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment        (3,668,825)    (2,791,196)
Proceeds from sale of equipment                           45,000
Payment of life insurance premiums and other            (147,613)      (122,775)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                 (3,771,438)    (2,913,971)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit, net                     (1,525,000)
Proceeds from issuance of long-term obligations          625,000        800,000
Principal payments of long-term obligations           (1,670,071)      (963,724)
Cash dividends paid                                     (114,289)
Proceeds from exercise of employee stock options         126,405
                                                     -----------
NET CASH USED IN FINANCING ACTIVITIES                 (2,557,955)      (163,724)
                                                     -----------    -----------
Net increase (decrease) in cash                       (2,023,603)     1,487,183
Cash at beginning of period                            2,510,500      1,466,751
                                                     -----------    -----------
Cash at end of period                                $   486,897    $ 2,953,934
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                            $   552,326    $   376,650
 Income taxes                                             18,750

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Weighted average shares outstanding and earnings per share for the three months ended September 30, 1996 have been restated to give effect to a 5% share dividend declared on October 24, 1996 and paid on November 28, 1996 to shareholders of record on November 12, 1996.

RECLASSIFICATIONS - Certain reclassifications have been made to the Balance Sheet as of June 30, 1997 in order to conform with the September 30, 1997 presentation.


2. INVENTORIES

Inventories are summarized as follows:


                      SEPTEMBER 30, 1997  JUNE 30, 1997
                      ------------------  -------------
 Raw materials                $1,324,290     $1,389,735
 Production supplies           1,034,012      1,163,588
 Work in-process               2,076,842      2,073,987
 Finished goods                  961,519        817,110
                              ----------     ----------
 TOTAL INVENTORIES            $5,396,663     $5,444,420
                              ==========     ==========

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                               SEPTEMBER 30, 1997



3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized by major classification as follows:


                                            SEPTEMBER 30, 1997  JUNE 30, 1997
                                            ------------------  -------------
 Land                                            $  1,843,725   $  1,842,781
 Buildings                                          6,940,441      6,869,861
 Leasehold improvements                               400,697        340,014
 Machinery and equipment                           62,269,639     59,268,918
 Furniture and fixtures                             2,755,281      2,543,855
 Construction in progress                              50,260         57,546
                                                 ------------   ------------
 TOTAL                                             74,260,043     70,922,975
 Accumulated depreciation and amortization        (19,197,112)   (17,631,557)
                                                 ------------   ------------
 PROPERTY, PLANT AND EQUIPMENT, NET              $ 55,062,931   $ 53,291,418
                                                 ============   ============

4. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of September 30, 1997):


                                       SEPTEMBER 30, 1997  JUNE 30, 1997
                                       ------------------  -------------
 Term notes with banks, 6.4% to 9.25%         $21,258,828    $21,599,739
 Mortgage payable to bank, 9.35%                1,017,135      1,039,234
 Second mortgage payable to bank, 7%              993,432      1,007,829
 Revolving credit note with bank, 8%            5,257,853      6,782,853
 Capital lease obligation, 7.8%                                  667,664
                                                           -------------
 TOTAL                                         28,527,248     31,097,319
 Less current maturities                        6,170,424      5,905,541
                                       ------------------  -------------
 LONG-TERM                                    $22,356,824    $25,191,778
                                       ==================  =============

5. INCOME TAXES

Income taxes were provided at effective rates of 35.2% and 34.9% for the quarters ended September 30, 1997 and 1996, respectively. These amounts include provision for California Unitary tax which is levied on an allocated portion of the Company's net income at a rate of 9.3%, and South Carolina income tax which is levied on net income generated by the South Carolina operations at a rate of 5%.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997


Certain matters discussed in the following pages include forward looking statements which include risks and uncertainties including but not limited to economic, competitive, governmental and technological factors affecting Autocam Corporation and its wholly-owned subsidiaries' (together, the "Company") operations, markets, products, services and prices.


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:



                                      THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                     --------------------
                                       1997       1996
                                     ---------  ---------
Sales                                   100.0%     100.0%
Cost of sales                            80.5%      77.3%
                                     --------   --------
Gross profit                             19.5%      22.7%
Selling, general and administrative       5.7%       5.4%
Other operating expenses                   .3%        .4%
                                     --------   --------
Income from operations                   13.5%      16.9%
Interest and other expense, net           3.5%       2.2%
                                     --------   --------
Income before tax provision              10.0%      14.7%
Tax provision                             3.5%       5.1%
                                     --------   --------
NET INCOME                                6.5%       9.6%
                                     ========   ========

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1997



SALES - CONTINUED

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three month periods ended September 30, 1997 and 1996:



                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                      ----------------------------------------------
                               1997                    1996
                      ----------------------  ----------------------
Automotive:
 Fuel systems            $10,172       58.4%     $10,701       73.1%
 Braking systems           4,043       23.2        1,715       11.7
 Other                       427        2.4          220        1.5
                      ----------  ---------   ----------  ---------
Total automotive          14,642       84.0       12,636       86.3
Medical devices            1,870       10.7        1,628       11.1
Computer electronics         670        3.9          378        2.6
Other                        247        1.4            6

Sales of components for fuel system applications were $10,172,000 for the three months ended September 30, 1997, a decrease of 5% from sales of the same period in the prior year. Longer than expected model changeover shutdowns and labor work stoppages at certain of the Company's largest customer's facilities negatively impacted sales to this market. These declines were partially offset by $874,000 in incremental sales of gasoline and diesel fuel injection components to other customers. Sales of fuel system components to the Company's largest customer in this market represented 32% and 48% of total Company sales during the three months ended September 30, 1997 and 1996, respectively.

Sales of braking system components for the three months ended September 30, 1997 were $4,043,000, an increase of $2,328,000 over the first quarter of fiscal 1997. This increase can be attributed almost entirely to the acquisition of certain assets and assumption of certain liabilities of Dowagiac Manufacturing Company, Inc. and Hamilton-Pax, Inc. (together, "The Hamilton Group"), a manufacturer of precision automotive braking system components (the "Acquisition"), on June 30, 1997. Exclusive of the effects of the Acquisition, sales to this market declined $585,000 when comparing the two periods presented. During fiscal 1997, a customer eliminated certain components manufactured by the Company which were no longer utilized on its new generation system.

Sales of medical device components were $1,870,000 for the three months ended September 30, 1997, an increase of 15% as compared to the same period in the prior year. During the second half of fiscal 1997, the Company began manufacturing precision-machined metal components for innovative cardiovascular surgical device manufacturers, commonly known as coronary stents. The sale of these components is the primary reason for the sales increase between the periods presented.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1997



SALES - CONCLUDED

Sales of components for computer electronic applications were $670,000 during the three months ended September 30, 1997, a 77% increase from the same period in fiscal 1997. This increase is attributable to the production and sale of key components used in computer microprocessor subassemblies during the first quarter of fiscal 1998.

Management believes that year-over-year sales growth in fiscal 1998 will approximate 30%. Growth is expected to be generated primarily from increasing sales of automotive braking system and computer electronics components. Braking system component sales increases are expected to be driven by shipments of The Hamilton Group components which should approximate $13,000,000 in fiscal 1998. Increasing sales to the computer electronics industry are expected to be generated by shipments of computer microprocessor subassembly components. The Company expects sales of these components to grow significantly over the next nine months.


GROSS PROFIT

Gross profit for the three months ended September 30, 1997 represented 19.5% of sales verses 22.7% of sales in the first quarter of fiscal 1997. The Company suffered larger than previously experienced declines in orders from its largest automotive customer due to seasonal model changeover shutdowns and labor work stoppages at customer facilities. Also, the Company is in the midst of several new program start-ups for fuel systems customers. Typically, margins are lower in the early stages of a new program and improve as the Company's continuous improvement methodology streamlines manufacturing processes.

Management expects that fiscal 1998 gross profit, as a percentage of sales, will improve significantly over the next nine months, as compared to the first quarter. The following factors are expected to contribute to this improvement:


- Growth in demand for new fuel systems program components should allow for improved labor and equipment utilization typically gained through continuous improvement activities.

- The expected addition of new computer electronics business will allow for the full utilization of equipment and labor which had been underutilized as a result of the reduction in other computer electronics and anti-lock braking system business.

- The integration of The Hamilton Group's operations and the implementation of continuous improvement concepts employed by Autocam are expected to result in improved margins on products manufactured in the Dowagiac, Michigan and Gaffney, South Carolina facilities.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1997



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 5.7% and 5.4% during the three months ended September 30, 1997 and 1996, respectively. These expenses increased monetarily and as a percentage of sales due to the Acquisition. Management expects that selling, general and administrative expenses, as a percentage of sales, will decline slightly from current levels over the remainder of fiscal 1998 as the integration of The Hamilton Group is expected to eliminate certain redundant costs.


OTHER OPERATING EXPENSES

Other operating expenses represent the straight-line amortization of employment and deferred compensation agreements between the Company and a key employee.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense for the three months ended September 30, 1997 increased $281,000 from the same period in the previous year. This increase is due primarily to an 89% increase in average borrowings outstanding during the quarter ended September 30, 1997 in order to finance the Acquisition.

Management anticipates that interest expense, as a percentage of sales, over the next nine months will remain consistent with, or slightly below, first quarter levels, as the Company begins retiring the Acquisition debt.


TAX PROVISION

Income tax has been provided at rates of 35.2% and 34.9% for the three months ended September 30, 1997 and 1996, respectively. Tax provisions for both periods include provisions for California Unitary and South Carolina corporate income taxes.

Management expects the Company's effective tax rate to approximate 35% for the remainder of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

New equipment placed into service and deposits paid on future equipment purchases during the quarter ended September 30, 1997 totaling $4.2 million were financed through operating cash flows and bank borrowings ($3.6 million) and operating lease agreements ($554,000).

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                               SEPTEMBER 30, 1997



LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

In order to meet demand primarily from automotive and computer electronics customers, management will purchase $13.1 million of equipment and invest $2.1 million in facilities over the next nine months (on which deposits of $2.4 million had been placed as of September 30, 1997). Management expects to finance these purchases with cash on hand, operating cash flows, operating leases, and bank borrowings, including its equipment line of credit ($5,375,000 in availability as of September 30, 1997) which allows the Company to retire borrowings over a period not to exceed six years with either variable or fixed interest rates.

Management believes that the Company has adequate credit facilities and cash available to meet its working capital needs through fiscal 1998. The Company has a $13,500,000 revolving line of credit, $1,500,000 of which was reserved for foreign currency futures contracts as of September 30, 1997, and $1,000,000 of which was reserved for a letter of credit associated with the Acquisition. As of September 30, 1997, the remaining availability under the revolving line of credit was $5,742,000. Management anticipates retiring current maturities of long-term obligations with cash on hand ($487,000 as of September 30, 1997) and future operating cash flows. As of September 30, 1997, $5.3 million of the Company's long-term debt was subject to variable interest rates.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1997


                             Autocam Corporation

                             /s/ John C. Kennedy
                             -------------------
                             John C. Kennedy
                                 Principal Executive Officer

                             /s/ Warren A. Veltman
                             -------------------
                             Warren A. Veltman
                                Principal Financial and
                                Accounting Officer