Form 10-Q
period 1997-12-31
AUTOCAM CORP/MI
filed 1998-02-06
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                    For The Quarter Ended December 31, 1997
                         Commission File Number 0-19544




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


     Yes  X  No
        ----   ----

The number of Common Shares outstanding at February 2, 1998 was
6,040,257.

                                     INDEX








PART I - FINANCIAL INFORMATION                                                          PAGE NO.
Item 1.              Financial Statements

                     Consolidated Balance Sheets as of December 31 and
                        June 30, 1997                                                             3

                     Consolidated Statements of Operations for the Three and Six
                        Months Ended December 31, 1997 and 1996                                   4

                     Consolidated Statements of Cash Flows for the Three and Six
                        Months Ended December 31, 1997 and 1996                                   5

                     Notes to Consolidated Financial Statements                                 6 - 8

Item 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     9 - 13



PART II - OTHER INFORMATION

Item 1.              Legal Proceedings - None.

Item 2.              Changes in Securities - None.

Item 3.              Default Upon Senior Securities - None.

Item 4.              Submission of Matters to a Vote of Security Holders - None.

Item 5.              Other Information - None.

Item 6.              Exhibits and Reports on Form 8-K - The Company filed a Form 8-K Report, dated January 30, 1998 and filed
                     February 6, 1998, to report under Item 2 of the Form 8-K the investment in Qualipart Industria E Comercio Ltda.
                     ("Qualipart"), a precision-machining manufacturer, headquartered in Pinhal-SP, Brazil.  The Company purchased a
                     51% interest in Qualipart, a supplier of gasoline and diesel fuel injector components to leading global automotive and heavy construction original equipment manufacturers and their tier-one suppliers.  Qualipart has annual sales of approximately $15 million.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS





                                                 DECEMBER 31, 1997  JUNE 30, 1997
                                                 -----------------  -------------
                                                    (UNAUDITED)
                                                  -----------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                   $   266,424    $ 2,510,500
Accounts receivable                                     10,531,516      8,841,516
Inventories                                              4,999,843      5,444,420
Prepaid expenses and other                               1,170,802        722,020
                                                       -----------    -----------
TOTAL CURRENT ASSETS                                    16,968,585     17,518,456
PROPERTY, PLANT AND EQUIPMENT, NET                      54,609,772     53,291,418
RESTRICTED CASH AND EQUIVALENTS                          8,921,250
OTHER LONG-TERM ASSETS                                  15,520,988     12,827,954
                                                       -----------    -----------
TOTAL ASSETS                                           $96,020,595    $83,637,828
                                                       ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations            $ 6,361,640    $ 5,905,541
Accounts payable                                         6,520,865      4,398,050
Accrued liabilities                                      3,485,869      2,911,939
                                                       -----------    -----------
TOTAL CURRENT LIABILITIES                               16,368,374     13,215,530
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES        30,753,845     25,191,778
DEFERRED TAXES                                           8,352,000      7,802,000
DEFERRED CREDITS AND OTHER                                 642,386        813,550
SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no
  shares issued or outstanding
Common stock - 10,000,000 shares authorized;
  6,027,520 and 5,711,587 shares issued and
  outstanding as of December 31 and June 30,
  1997, respectively                                    30,986,518     26,270,940
Deferred compensation                                     (568,333)      (645,833)
Retained earnings                                        9,485,805     10,989,863
                                                       -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                              39,903,990     36,614,970
                                                       -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $96,020,595    $83,637,828
                                                       ===========    ===========

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                      FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                             DECEMBER 31,                 DECEMBER 31,
                                     ----------------------------  --------------------------
                                         1997           1996           1997          1996
                                     -------------  -------------  ------------  ------------
Sales                                  $21,794,971    $15,269,710   $39,223,953   $29,917,529
Cost of sales                           16,479,932     11,643,080    30,499,977    22,960,293
                                       -----------    -----------   -----------   -----------
Gross profit                             5,315,039      3,626,630     8,723,976     6,957,236
Selling, general and administrative      1,324,206        894,335     2,320,126     1,690,370
Other operating expenses                    51,875         51,875       103,750       103,750
                                       -----------    -----------   -----------   -----------
Income from operations                   3,938,958      2,680,420     6,300,100     5,163,116
Interest and other expense, net            647,088        313,774     1,254,908       640,537
                                       -----------    -----------   -----------   -----------
Income before tax provision              3,291,870      2,366,646     5,045,192     4,522,579
Tax provision                            1,187,900        825,600     1,805,700     1,577,739
                                       -----------    -----------   -----------   -----------
NET INCOME                             $ 2,103,970    $ 1,541,046   $ 3,239,492   $ 2,944,840
                                       ===========    ===========   ===========   ===========
BASIC NET INCOME PER SHARE             $       .35    $       .26   $       .54   $       .49
                                       ===========    ===========   ===========   ===========
DILUTED NET INCOME PER SHARE           $       .34    $       .25   $       .52   $       .49
                                       ===========    ===========   ===========   ===========
Basic weighted average shares            6,023,987      5,986,709     6,013,981     5,986,709
Diluted weighted average shares
                                         6,206,684      6,064,916     6,181,344     6,054,921
Dividends declared per share           $       .02    $       .02   $       .04   $       .04

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                       FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                          1997          1996
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 3,239,492   $ 2,944,840
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         3,538,658     2,632,994
  Deferred taxes and other                                589,094       500,000
  Changes in assets and liabilities that provided
   (used) cash:
    Accounts receivable                                (1,732,632)      890,570
    Inventories                                           444,577      (305,286)
    Prepaid expenses and other                            (74,816)      (29,750)
    Other long-term assets                                207,029       102,629
    Accounts payable                                    1,242,975      (565,862)
    Accrued liabilities                                 1,577,967       465,177
    Deferred credits and other                            (98,128)      (55,659)
                                                      -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               8,934,216     6,579,653
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment         (6,797,183)   (5,091,289)
Proceeds from sale of equipment                           226,740         1,350
Investments in subsidiaries                            (1,221,620)
Payment of life insurance premiums and other             (274,263)     (241,220)
                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                  (8,066,326)   (5,331,159)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit, net                        (634,452)
Proceeds from issuance of long-term obligations         9,625,000     1,550,000
Increase in restricted cash and equivalents            (8,921,250)
Principal payments of long-term obligations            (2,972,382)   (1,946,650)
Debt issue costs                                         (180,911)
Cash dividends paid                                      (230,654)     (109,681)
Proceeds from exercise of employee stock options          202,683        30,597
                                                      -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                  (3,111,966)     (475,734)
                                                      -----------   -----------
Net increase (decrease) in cash                        (2,244,076)      772,760
Cash and equivalents at beginning of period             2,510,500     1,466,751
                                                      -----------   -----------
Cash and equivalents at end of period                 $   266,424   $ 2,239,511
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $ 1,352,040   $   652,258
  Income taxes                                            130,250       828,000

See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



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

Weighted average shares outstanding and earnings per share for the three and six months ended December 31, 1996 have been restated to give effect to a 5% share dividend declared on October 21, 1997 and paid on November 17, 1997 to shareholders of record on November 3, 1997.

RECLASSIFICATIONS - Certain reclassifications have been made to the Balance Sheet as of June 30, 1997 in order to conform to the December 31, 1997 presentation.


2. INVENTORIES

Inventories are summarized as follows:


                      DECEMBER 31, 1997  JUNE 30, 1997
                      -----------------  -------------
                         (UNAUDITED)
                         -----------
 Raw materials               $1,186,998     $1,389,735
 Production supplies          1,205,090      1,163,588
 Work in-process              1,887,855      2,073,987
 Finished goods                 719,900        817,110
                             ----------     ----------
 TOTAL INVENTORIES           $4,999,843     $5,444,420
                             ==========     ==========

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 1997



3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized by major classification as follows:


                                            DECEMBER 31, 1997  JUNE 30, 1997
                                            -----------------  -------------
                                               (UNAUDITED)
                                            -----------------
 Land and improvements                          $  1,895,138   $  1,842,781
 Buildings and improvements                        7,148,606      6,869,861
 Leasehold improvements                              417,866        340,014
 Machinery and equipment                          62,338,724     59,268,918
 Furniture and fixtures                            2,960,602      2,543,855
 Construction in progress                            508,304         57,546
                                                ------------   ------------
 TOTAL                                            75,269,240     70,922,975
 Accumulated depreciation and amortization       (20,659,468)   (17,631,557)
                                                ------------   ------------
 PROPERTY, PLANT AND EQUIPMENT, NET             $ 54,609,772   $ 53,291,418
                                                ============   ============

4. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of December 31, 1997):


                                       DECEMBER 31, 1997  JUNE 30, 1997
                                       -----------------  -------------
                                          (UNAUDITED)
                                       -----------------
 Term notes with banks, 6.4% to 9.25%        $19,994,306    $21,599,739
 Industrial Revenue Bonds, 4.1%                9,000,000
 Mortgage payable to bank, 9.35%                 994,210      1,039,234
 Second mortgage payable to bank, 7%             978,568      1,007,829
 Revolving credit note with bank, 8%           6,148,401      6,782,853
 Capital lease obligation                                       667,664
                                             -----------    -----------
 TOTAL                                        37,115,485     31,097,319
 Less current maturities                       6,361,640      5,905,541
                                             -----------    -----------
 LONG-TERM                                   $30,753,845    $25,191,778
                                             ===========    ===========

In December 1997, the Company issued Industrial Revenue Bonds totaling
$9 million through the Michigan Strategic Fund in order to partially fund the construction of a new manufacturing facility in Marshall, Michigan and to purchase certain new equipment for that facility.
Principal payments are due annually (amortizing over a 15-year period), with variable interest payments due monthly. The interest rate on the bonds resets weekly and was set at 4.1% per annum as of December 31, 1997. The net proceeds from this bond offering are included in Restricted Cash and Equivalents.

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                               DECEMBER 31, 1997



5. INCOME TAXES

Income taxes were provided at effective rates of 36.1% and 35.8% for the three and six months ended December 31, 1997 versus 34.9% for both respective periods in fiscal 1997. These amounts include provisions for California Unitary and South Carolina State income taxes.


6.   SUBSEQUENT EVENT

Effective January 1, 1998, the Company purchased a 51% interest in the business of Qualipart Industria E Comercio Ltda. ("Qualipart"), a precision-machining manufacturer, headquartered in Pinhal-SP, Brazil, for $10.2 million. Qualipart is a supplier of gasoline and diesel fuel injector components to leading global automotive and heavy construction original equipment manufacturers and their tier-one suppliers.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1997


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


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:




                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                         DECEMBER 31,         DECEMBER 31,
                                     --------------------  ------------------
                                       1997       1996       1997      1996
                                     ---------  ---------  --------  --------
Sales                                 100.0%     100.0%    100.0%    100.0%
Cost of sales                          75.6%      76.2%     77.8%     76.7%
                                      -----      -----     -----     -----
Gross profit                           24.4%      23.8%     22.2%     23.3%
Selling, general and administrative     6.1%       5.9%      5.9%      5.7%
Other operating expenses                 .2%        .3%       .2%       .4%
                                      -----      -----     -----     -----
Income from operations                 18.1%      17.6%     16.1%     17.2%
Interest and other expense, net         3.0%       2.1%      3.2%      2.1%
                                      -----      -----     -----     -----
Income before tax provision            15.1%      15.5%     12.9%     15.1%
Tax provision                           5.5%       5.4%      4.6%      5.3%
                                      -----      -----     -----     -----
NET INCOME                              9.6%      10.1%      8.3%      9.8%
                                      =====      =====     =====     =====

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               DECEMBER 31, 1997



SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three and six month periods ended December 31, 1997 and 1996:



                         FOR THE THREE MONTHS ENDED DECEMBER 31,          FOR THE SIX MONTHS ENDED DECEMBER 31,
                      ----------------------------------------------  ----------------------------------------------
                               1997                    1996                    1997                    1996
                      ----------------------  ----------------------  ----------------------  ----------------------
Transportation:
 Fuel systems            $12,610        57.9%    $11,165       73.1%     $22,781        58.1%    $21,866       73.1%
 Braking systems           4,035        18.5       1,606       10.5        8,078        20.6       3,320       11.1
 Other                       466         2.1         418        2.7          894         2.3         639        2.1
                         -------      ------     -------      -----      -------      ------     -------      -----
Total transportation      17,111        78.5      13,189       86.3       31,753        81.0      25,825       86.3
Medical devices            2,453        11.3       1,665       10.9        4,323        11.0       3,293       11.0
Computer electronics       1,950         8.9         416        2.8        2,620         6.7         794        2.7
Other                        281         1.3                                 528         1.3           6

Sales of components for fuel system applications were $12,610,000 and $22,781,000 for the three and six months ended December 31, 1997, respectively, representing increases of 13% and 4% over sales of the same respective periods in the prior year. The Company continues to benefit from increasing demand from its fuel systems customers as their new injector programs expand. Growth in the six month period was hampered slightly by longer than expected model changeover shutdowns and labor work stoppages at certain of the Company's largest customer's facilities during the first quarter of fiscal 1998. Sales of fuel systems components to its two largest customers in this area represented 47% of total Company sales during the three and six months ended December 31, 1997.

Sales of braking system components for the three and six months ended December 31, 1997 were $4,035,000 and $8,078,000, respectively. The increases in sales of these components can be attributed almost entirely to sales generated by facilities acquired as part of the Company's purchase of The Hamilton Group ("Hamilton") on June 30, 1997.

Sales of medical device components were $2,453,000 and $4,323,000 for the three and six months ended December 31, 1997, respectively, representing increases of 47% and 31% as compared to the same respective periods in the prior year. During the second half of fiscal 1997, the Company began manufacturing precision-machined metal components for innovative cardiovascular surgical device manufacturers, commonly known as coronary stents. The sale of these components is the primary reason for the sales increase between the periods presented.

Sales of components for computer electronic applications were $1,950,000 and $2,620,000 during the three and six months ended December 31, 1997, respectively. The increases in sales of these components are attributable to the production and sale of key components used in computer microprocessor subassemblies during the first two quarters of fiscal 1998. This new program began in July 1997.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               DECEMBER 31, 1997



SALES - CONCLUDED

Management believes that year-over-year sales growth in fiscal 1998 will approximate 45%. Growth is expected to be generated primarily from increasing sales of fuel and braking system and computer electronics components. The January 1998 acquisition of a controlling interest in Qualipart Industria E. Comercio Ltda. ("Qualipart"), a precision-machining manufacturer, headquartered in Pinhal-SP, Brazil, is expected to generate an additional $7 million, primarily in fuel systems components sales to gasoline and diesel fuel injection customers in Brazil and the United States. Braking system component sales increases are expected to be driven by shipments of components from facilities acquired in the Hamilton acquisition; such sales should approximate $13 million in fiscal 1998. Sales increases to the computer electronics industry are expected to be generated by shipments of computer microprocessor subassembly components. The Company expects sales of these components to grow significantly over the next six months.


GROSS PROFIT

Gross profit for the three and six months ended December 31, 1997 represented 24.4% and 22.2% of sales, respectively, verses 23.8% and 23.3% for the same respective periods of fiscal 1997. The increase in margins when comparing the three-month periods presented can be attributed to increases in sales of higher margin medical device components and better labor and equipment utilization due to growth in demand for new fuel systems and computer electronics program components.

The decline in margins when comparing the six-month periods presented can be attributed to larger than previously experienced declines in orders from the Company's largest automotive customer due to seasonal model changeover shutdowns and labor work stoppages at customer facilities during the first quarter of fiscal 1998. Also during the first quarter of fiscal 1998, the Company was in the midst of several new program start-ups for fuel systems customers. Typically, margins are lower in the early stages of a new program and improve as the Company's continuous improvement methodology streamlines manufacturing processes.

Management expects that fiscal 1998 gross profit, as a percentage of sales, will continue to improve slightly over the remainder of the fiscal year, as compared to the second quarter of fiscal 1998. The Company believes that those trends that resulted in profit margin improvement during the second quarter will continue for the balance of the fiscal year. Management also believes that the integration of Hamilton's and Qualipart's operations and the implementation of continuous improvement concepts employed by Autocam are expected to result in improved margins on products manufactured in those facilities.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               DECEMBER 31, 1997



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 6.1% and 5.9% during the three and six months ended December 31, 1997, respectively, versus 5.9% and 5.7% for the same respective periods in the prior year. These expenses increased monetarily and as a percentage of sales due to the Hamilton acquisition. Management expects selling, general and administrative expenses, as a percentage of sales, to remain consistent with second quarter of 1998 levels for the balance of fiscal 1998.


OTHER OPERATING EXPENSES

Other operating expenses represent the straight-line amortization of employment and deferred compensation agreements between the Company and a key employee.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense for the three and six months ended December 31, 1997 was 3.0% and 3.2%, respectively, as compared to 2.1% for the fiscal 1997 periods presented. This increase is due primarily to an increase in average borrowings outstanding during the fiscal 1998 periods presented in order to finance the Hamilton acquisition.

Management anticipates that interest expense over the next six months will increase monetarily over second quarter levels; however, as a percentage of sales, interest expense should remain consistent with second quarter levels. The Company borrowed $10.2 million on January 30, 1998 to finance the acquisition of Qualipart that will generate interest expense during the last six months of fiscal 1998 of approximately $425,000. As a percentage of sales, however, this increase is expected to be offset by lower interest costs due to planned debt reduction over the next six months.


TAX PROVISION

Income taxes were provided at effective rates of 36.1% and 35.8% for the three and six months ended December 31, 1997 versus 34.9% for both respective periods in fiscal 1997. These amounts include appropriate provisions for California Unitary and South Carolina State income taxes.

Management expects the Company's effective tax rate to approximate 36% for the remainder of fiscal 1998.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                               DECEMBER 31, 1997



LIQUIDITY AND CAPITAL RESOURCES

New equipment placed into service and deposits paid on future equipment purchases during the six months ended December 31, 1997 totaling $9.6 million were financed through operating cash flows, bank borrowings ($625,000) and operating lease agreements ($2.8 million).

In order to meet demand primarily from transportation and computer electronics customers, management will purchase $9.1 million of equipment and invest $1.6 million in facilities over the next six months (on which deposits of $3.3 million had been placed as of December 31, 1997). Management expects to finance these purchases with cash on hand (generated from the issuance of Industrial Revenue Bonds), operating cash flows, operating leases, and/or bank borrowings, including its equipment line of credit ($5,375,000 in availability as of December 31, 1997) which allows the Company to retire borrowings over a period not to exceed six years with either variable or fixed interest rates. On December 23, 1997, the Company issued Industrial Revenue Bonds totaling $9 million through the Michigan Strategic Fund in order to partially fund the construction of a new manufacturing facility in Marshall, Michigan and to purchase new equipment for that facility. Principal payments are due annually (amortizing over a 15-year period), with variable interest payments due monthly. The interest rate on the bonds resets weekly and was set at 4.1% per annum as of December 31, 1997.

The January 1998 Qualipart acquisition (now Autocam do Brasil) was financed through bank borrowings and a note to the seller of $5.2 million and $5 million, respectively. The funds used to complete the acquisition were obtained through an acquisition term note with the Company's primary lending institution and will be paid in 60 equal monthly principal installments, plus interest at 7.1% per annum. The note to the seller bears interest at 12% per annum to be paid annually. Annual principal obligations under the note are required to begin in 2003, but may be prepaid through a capital contribution made directly to Autocam do Brasil.

Management believes that the Company has adequate credit facilities and cash available to meet its working capital needs through fiscal 1998. As of December 31, 1997, the Company had $4,950,000 in availability under its revolving line of credit. Management anticipates retiring current maturities of long-term obligations with future operating cash flows. As of December 31, 1997, $15.1 million of the Company's long-term debt was subject to variable interest rates.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 6, 1998


                             Autocam Corporation

                             /s/ John C. Kennedy
                             ------------------------
                             John C. Kennedy
                                Principal Executive Officer

                             /s/ Warren A. Veltman
                             ------------------------
                             Warren A. Veltman
                                Principal Financial and
                                Accounting Officer

                              INDEX TO EXHIBITS

EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

   27                                             Financial Data Schedule