Form 10-Q
period 1998-03-31
AUTOCAM CORP/MI
filed 1998-05-13
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For The Quarter Ended March 31, 1998
                         Commission File Number 0-19544




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


                           Yes     X                          No
                               ---------                        -------

The number of Common Shares outstanding at May 6, 1998 was 6,066,855.



                                     1 of 14

                                      INDEX


PART I - FINANCIAL INFORMATION                                                  PAGE NO.
Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of March 31, 1998 and
                  June 30, 1997                                                     3

              Consolidated Statements of Operations for the Three and Nine
                  Months Ended March 31, 1998 and 1997                              4

              Consolidated Statements of Cash Flows for the Nine Months
                  Ended March 31, 1998 and 1997                                     5

              Notes to Consolidated Financial Statements                          6 - 8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            9 - 13


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Default Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       6. Exhibits and Reports on Form 8-K - The Company filed a Form 8-K
              Report, dated January 30, 1998 and filed February 6, 1998, to report under Item 2 of the Form 8-K the purchase of a 51% interest in Qualipart Industria E Comercio Ltda., a precision-machining manufacturer, headquartered in Pinhal-SP, Brazil, subsequently renamed, Autocam do Brasil Usinagem, Ltda. ("Autocam do Brasil").
              Autocam do Brasil, supplying gasoline and diesel fuel injector components to leading global automotive and heavy construction, original equipment manufacturers and their tier-one suppliers, initially expects to report annualized sales approximating $14 million.


                       AUTOCAM CORPORATION & SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                          MARCH 31, 1998
                                                                                            (UNAUDITED)      JUNE 30, 1997
                                                                                            -----------      -------------
ASSETS
     CURRENT ASSETS:
     Cash and equivalents                                                                 $   1,014,292      $   2,510,500
     Accounts receivable                                                                     12,502,980          8,841,516
     Inventories                                                                              6,819,686          5,444,420
     Prepaid expenses and other                                                               1,275,697            722,020
                                                                                          -------------      -------------
     TOTAL CURRENT ASSETS                                                                    21,612,655         17,518,456

     PROPERTY, PLANT AND EQUIPMENT, NET                                                      62,173,610         53,291,418
     RESTRICTED CASH AND EQUIVALENTS                                                          5,560,980
     GOODWILL AND OTHER INTANGIBLE ASSETS                                                    14,265,976          6,443,363
     OTHER LONG-TERM ASSETS                                                                   6,992,880          6,384,591
                                                                                          -------------      -------------
     TOTAL ASSETS                                                                         $ 110,606,101      $  83,637,828
                                                                                          =============      =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Current maturities of long-term obligations                                          $   6,277,995      $   5,905,541
     Accounts payable                                                                         6,088,519          4,398,050
     Accrued liabilities                                                                      5,063,777          2,911,939
                                                                                          -------------      -------------
     TOTAL CURRENT LIABILITIES                                                               17,430,291         13,215,530

     LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                        39,532,355         25,191,778
     DEFERRED TAXES                                                                           8,602,000          7,802,000
     DEFERRED CREDITS AND OTHER                                                                 623,006            813,550
     MINORITY INTEREST                                                                        1,859,607

     SHAREHOLDERS' EQUITY:
     Preferred stock - 200,000 shares authorized; no shares
          issued or outstanding
     Common stock - 10,000,000 shares authorized; 6,058,470 and 5,711,587 shares
          issued and outstanding as of March 31, 1998 and June 30, 1997, respectively        31,226,482         26,270,940

     Deferred compensation                                                                     (529,583)          (645,833)
     Cumulative translation adjustments                                                         (11,337)
     Retained earnings                                                                       11,873,280         10,989,863
                                                                                          -------------      -------------
     TOTAL SHAREHOLDERS' EQUITY                                                              42,558,842         36,614,970
                                                                                          -------------      -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 110,606,101      $  83,637,828
                                                                                          =============      =============


See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                  MARCH 31,                       MARCH 31,
                                       -----------------------------    -----------------------------
                                           1998             1997            1998           1997
                                           ----             ----            ----           ----
Sales                                   $24,789,959     $16,057,586     $64,013,913     $45,975,116
Cost of sales                            18,285,577      12,950,188      48,785,555      35,910,481
                                        -----------     -----------     -----------     -----------
Gross profit                              6,504,382       3,107,398      15,228,358      10,064,635
Selling, general and administrative       1,669,179       1,026,483       3,989,304       2,716,853
Other operating expenses                     51,875          51,875         155,625         155,625
                                        -----------     -----------     -----------     -----------
Income from operations                    4,783,328       2,029,040      11,083,429       7,192,157
Interest and other expense, net             801,384         378,458       2,056,294       1,018,995
Minority interest in net income              80,939                          80,939
                                                        -----------     -----------     -----------
Income before tax provision               3,901,005       1,650,582       8,946,196       6,173,162
Tax provision                             1,418,522         570,100       3,224,222       2,147,839
                                        -----------     -----------     -----------     -----------
NET INCOME                              $ 2,482,483     $ 1,080,482     $ 5,721,974     $ 4,025,323
                                        ===========     ===========     ===========     ===========
BASIC NET INCOME PER SHARE              $       .41     $       .18     $       .95     $       .67
                                        ===========     ===========     ===========     ===========
DILUTED NET INCOME PER SHARE            $       .40     $       .18     $       .92     $       .66
                                        ===========     ===========     ===========     ===========
Basic weighted average shares             6,047,480       5,992,128       6,024,996       5,989,658
Diluted weighted average shares           6,267,266       6,087,172       6,210,101       6,063,672
outstanding
Dividends declared per share            $       .04     $       .02     $       .08     $       .06




See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  -------------------------------
                                                                                       1998              1997
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  5,721,974      $  4,025,323
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                                   5,517,840         4,051,049
     Loss on sale of assets                                                            100,332
     Deferred taxes and other                                                          788,710           500,000
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                                        (1,626,266)          853,257
         Inventories                                                                  (203,128)          120,989
         Prepaid expenses and other                                                   (261,009)          (86,923)
         Other long-term assets                                                        (63,396)          158,926
         Accounts payable                                                              952,198           539,859
         Accrued liabilities                                                         2,231,771           297,997
         Deferred credits and other                                                    (47,724)          (87,618)
                                                                                  ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           13,111,302        10,372,859
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment                                     (11,950,170)       (9,388,121)
Proceeds from sale of equipment                                                        392,042             7,050
Purchase of the net assets of the Hamilton Group                                      (828,075)
Investment in Autocam do Brasil Usinagem, Ltda                                     (10,403,483)
Payment of life insurance premiums and other                                          (395,376)         (349,212)
                                                                                  ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (23,185,062)       (9,730,283)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit, net                                                     (798,091)
Proceeds from issuance of long-term obligations                                     19,825,000         2,550,000
Increase in restricted cash and equivalents                                         (5,560,980)
Principal payments of long-term obligations                                         (4,810,959)       (2,986,330)
Debt issue costs                                                                      (194,356)
Cash contribution by minority shareholder                                               25,749
Cash dividends paid                                                                   (351,459)         (223,823)
Proceeds from exercise of employee stock options                                       442,648            68,658
                                                                                  ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  8,577,552          (591,495)
                                                                                  ------------      ------------
Net increase (decrease) in cash and equivalents                                     (1,496,208)           51,081
Cash and equivalents at beginning of period                                          2,510,500         1,466,751
                                                                                  ------------      ------------
Cash and equivalents at end of period                                             $  1,014,292      $  1,517,832
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
     Interest                                                                     $  1,774,182      $    950,132
     Income taxes                                                                    1,131,750         1,395,000



See notes to consolidated financial statements.

                       AUTOCAM CORPORATION & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements (the "Financial Statements") of Autocam Corporation and its subsidiaries (together, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Weighted average shares outstanding and earnings per share for the three and nine months ended March 31, 1997 have been restated to give effect to a 5% share dividend declared on October 21, 1997 and paid on November 17, 1997 to shareholders of record on November 3, 1997.


RECLASSIFICATIONS - Certain reclassifications have been made to the Balance Sheet as of June 30, 1997 in order to conform to the March 31, 1998 presentation.


2.   INVENTORIES

Inventories are summarized as follows:

                                     MARCH 31, 1998
                                      (UNAUDITED)                JUNE 30, 1997
                                      -----------                -------------
     Raw materials                     $1,559,790                 $1,389,735
     Production supplies                1,291,758                  1,163,588
     Work in-process                    2,691,073                  2,073,987
     Finished goods                     1,277,065                    817,110
                                       ----------                -----------
     TOTAL INVENTORIES                 $6,819,686                 $5,444,420
                                       ==========                 ==========

                       AUTOCAM CORPORATION & SUBSIDIARIES

                                 MARCH 31, 1998



3.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized by major classification as follows:

                                                  MARCH 31, 1998
                                                    (UNAUDITED)      JUNE 30, 1997
                                                    -----------      -------------
     Land and improvements                         $  1,896,133      $  1,842,781
     Buildings and improvements                       7,207,963         6,869,861
     Leasehold improvements                             417,866           340,014
     Machinery and equipment                         70,102,668        59,268,918
     Furniture and fixtures                           3,358,163         2,543,855
     Construction in progress                         1,471,339            57,546
                                                   ------------      ------------
     TOTAL                                           84,454,132        70,922,975
     Accumulated depreciation and amortization      (22,280,522)      (17,631,557)
                                                   ------------      ------------
     PROPERTY, PLANT AND EQUIPMENT, NET            $ 62,173,610      $ 53,291,418
                                                   ============      ============


4.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of March 31, 1998):

                                                               MARCH 31, 1998
                                                                 (UNAUDITED)               JUNE 30, 1997
                                                                 -----------               -------------

     Term notes with banks, 6.4% to 9.25%                        $23,769,056                 $21,599,739
     Note payable to Propart Corporation, 12%                      4,706,000
     Industrial Revenue Bonds, 3.8%                                9,000,000
     Mortgage payable to bank, 9.35%                                 970,487                   1,039,234
     Second mortgage payable to bank, 7%                             963,252                   1,007,829
     Revolving credit note with bank, 8%                           6,401,555                   6,782,853
     Capital lease obligation                                                                    667,664
                                                                 -----------                 -----------
     TOTAL                                                        45,810,350                  31,097,319
     Less current maturities                                       6,277,995                   5,905,541
                                                                 -----------                 -----------
     LONG-TERM                                                   $39,532,355                 $25,191,778
                                                                 ===========                 ===========

In January 1998, the Company borrowed $5.2 million from a bank and issued a $5 million note payable to Propart Corporation (the minority shareholder; "Propart") in connection with the Company's acquisition of a 51% ownership interest in Qualipart Industria E Comercio, Ltda., subsequently renamed, Autocam do Brasil Usinagem, Ltda. ("Autocam do Brasil"; see Note 6 below). Principal payments on the bank borrowings will be retired over 5 years with equal monthly principal installments plus interest at a rate of 7.1% per annum. Annual principal obligations under the note to Propart will begin in 2003, but may be prepaid through a capital contribution made directly to Autocam do Brasil. Interest is payable quarterly at 12% per annum.

                       AUTOCAM CORPORATION & SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                 MARCH 31, 1998



5.   INCOME TAXES

Income taxes were provided at effective rates of 36.4% and 36.0% for the three and nine months ended March 31, 1998 versus 34.5% and 34.8% for the respective periods in fiscal 1997. All fiscal 1998 amounts include provisions for Brazilian Federal and South Carolina State income taxes. All amounts include provisions for California Unitary taxes.


6.   BUSINESS COMBINATION

Effective January 1, 1998, the Company purchased a 51% interest in the equity of Autocam do Brasil, which supplies gasoline and diesel fuel injector components to leading global automotive and heavy construction, original equipment manufacturers and their tier-one suppliers. On January 30, 1998, the acquisition was consummated for $5 million in cash consideration and a $5 million note payable issued to Propart. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $7.3 million and is being amortized over 40 years on a straight-line basis. The final purchase price may be reduced as a result of a deficiency in earnings before interest and taxes from an agreed-upon level during the eighteen months ending June 30, 1999.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998



This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included herein. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and other similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:

                                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       MARCH 31,                                  MARCH 31,
                                         --------------------------------------     --------------------------------------
                                                1998               1997                   1998                1997
                                                ----               ----                   ----                ----
Sales                                         100.0%              100.0%                 100.0%             100.0%
Cost of sales                                  73.8%               80.6%                  76.2%              78.1%
                                             ------             -------                 ------             ------
Gross profit                                   26.2%               19.4%                  23.8%              21.9%
Selling, general and administrative             6.7%                6.4%                   6.2%               5.9%
Other operating expenses                         .2%                 .3%                    .3%                .3%
                                             ------             -------                 ------             ------
Income from operations                         19.3%               12.7%                  17.3%              15.7%
Interest and other expense, net                 3.2%                2.4%                   3.2%               2.2%
Minority interest in net income                  .4%                                        .1%
                                             ------             -------                 ------
Income before tax provision                    15.7%               10.3%                  14.0%              13.5%
Tax provision                                   5.7%                3.6%                   5.1%               4.7%
                                             ------             -------                 ------             ------
NET INCOME                                     10.0%                6.7%                   8.9%               8.8%
                                             ======             =======                 ======             ======

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1998



SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three- and nine-month periods ended March 31, 1998 and 1997:

                           FOR THE THREE MONTHS ENDED MARCH 31,               FOR THE NINE MONTHS ENDED MARCH 31,
                       ---------------------------------------------     ----------------------------------------------
                               1998                     1997                     1998                     1997
                       ---------------------     -------------------     ----------------------    --------------------
Transportation:
     Fuel systems        $13,427    54.2%         $11,996   74.7%          $36,208     56.6%         $33,862   73.7%
     Braking systems       4,829    19.4            1,750   10.9            12,908     20.1            5,070   11.0
     Other                   708     2.9              384    2.4             1,601      2.5            1,022    2.2
                        --------   -----         ---------  -----         --------    -----        ---------  -----
Total transportation      18,964    76.5           14,130   88.0            50,717     79.2           39,954   86.9

Medical devices            2,462     9.9            1,411    8.8             6,785     10.6            4,704   10.2
Computer electronics       2,728    11.0              517    3.2             5,348      8.4            1,311    2.9
Other                        636     2.6                                     1,164      1.8                6



Sales of components for fuel system applications were $13,427,000 and $36,208,000 for the three and nine months ended March 31, 1998, respectively, representing increases of 12% and 7% over sales of the same respective periods in the prior year. The Company continues to benefit from increasing demand from its gasoline and diesel fuel systems customers as their new injector programs expand. It also gained market share in the production of diesel fuel injection components through acquiring a controlling interest in Qualipart Industria E Comercio, Ltda., subsequently renamed, Autocam do Brasil Usinagem, Ltda. ("Autocam do Brasil") in January 1998. Sales of fuel systems components to the Company's two largest fuel systems customers represented 71% and 78% of total fuel system component sales during the three and nine months ended March 31, 1998, respectively.

Sales of braking system components for the three and nine months ended March 31, 1998 were $4,829,000 and $12,908,000, respectively. The increases in sales of these components can be attributed almost entirely to sales generated by facilities acquired as part of the Company's purchase of The Hamilton Group ("Hamilton") in June 1997.

Sales of medical device components were $2,462,000 and $6,785,000 for the three and nine months ended March 31, 1998, respectively, representing increases of 74% and 44% as compared to the same respective periods in the prior year. During the second half of fiscal 1997, the Company began manufacturing precision-machined metal components for innovative cardiovascular surgical device manufacturers, commonly known as coronary stents. The sale of these components is the primary reason for the sales increase between the periods presented.

Sales of components for computer electronic applications were $2,728,000 and $5,348,000 during the three and nine months ended March 31, 1998, respectively. The increases in sales of these components are attributable to the production and sale of key components used in computer microprocessor subassemblies during fiscal 1998. No such components were produced during fiscal 1997.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1998



SALES - CONCLUDED

Management believes that year-over-year sales growth in fiscal 1998 will approximate 45%. Growth is expected in all areas. The Autocam do Brasil acquisition is expected to generate an additional $3.5 million in sales during the fourth quarter, primarily in fuel system component sales to gasoline and diesel fuel injection customers in Brazil and the United States. Braking system component sales increases are expected from shipments of components from facilities acquired in the Hamilton acquisition; such sales should approximate $4 million during the fourth quarter. Sales increases to the computer electronics industry are expected from additional shipments of computer microprocessor subassembly components, although sales are not expected to be as strong as were reported during the third quarter consistent with the recent decline in microprocessor demand.


GROSS PROFIT

Gross profit for the three and nine months ended March 31, 1998 represented 26.2% and 23.8% of sales, respectively, verses 19.4% and 21.9% for the same respective periods of fiscal 1997. The increase in margins can be attributed to increases in sales of higher margin medical device components and better labor and equipment utilization due to growth in demand for new fuel systems and computer electronics program components. Also, during the third quarter of fiscal 1997, the Company experienced significant project start-up costs associated with new fuel system programs. Certain machine tools were not only delivered late, but did not perform as expected. In order to meet customer demand for these components, the Company was forced to employ less efficient work-around manufacturing processes in lieu of the production processes that relied on the machine tools in question. All such matters were rectified in the first quarter of fiscal 1998.

Management expects that fourth quarter gross profit, as a percentage of sales, will return to levels reported during the nine-month period ended March 31, 1998. The Company believes that those trends that resulted in year-over-year profit margin improvement during the second and third quarters of fiscal 1998 will continue for the balance of the fiscal year, but at a slightly slower pace due to the expected decline in shipments of the aforementioned computer electronic components. Management believes that the continued integration of Hamilton's and Autocam do Brasil's operations and the implementation of continuous improvement concepts employed by the rest of the Company will result in improved margins on products manufactured in those facilities.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1998



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 6.7% and 6.2% during the three and nine months ended March 31, 1998, respectively, versus 6.4% and 5.9% for the same respective periods in the prior year. These expenses increased monetarily and as a percentage of sales due to the Hamilton and Autocam do Brasil acquisitions. The Company also pays a 6% royalty on the sale of coronary stents; such expense was nearly non-existent in fiscal 1997 as it began producing these devices late in the third quarter of that year. Management expects selling, general and administrative expenses, as a percentage of sales, to remain consistent with third quarter of 1998 levels during the fourth fiscal quarter.


OTHER OPERATING EXPENSES

Other operating expenses represent the straight-line amortization of employment and deferred compensation agreements between the Company and a key employee.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense was 3.2% of sales for both fiscal 1998 periods presented as compared to 2.4% and 2.2% for the three and nine months ended March 31, 1997. This increase is due primarily to an increase in average borrowings outstanding during the fiscal 1998 periods presented in order to finance the Hamilton and Qualipart acquisitions.

Management anticipates that interest expense over the next three months will increase monetarily over third quarter levels; however, as a percentage of sales, interest expense should remain consistent with third quarter levels. The Company issued notes totaling $10.2 million on January 30, 1998 to finance the acquisition of Qualipart that will generate interest expense during the last three months of fiscal 1998 of approximately $242,000.


MINORITY INTEREST IN NET INCOME

The amount reported in this line represents the minority shareholder's interest in the net earnings of Autocam do Brasil.

                      AUTOCAM CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                                 MARCH 31, 1998



TAX PROVISION

Income taxes were provided at effective rates of 36.4% and 36.0% for the three and nine months ended March 31, 1998 versus 34.5% and 34.8% for the respective periods in fiscal 1997. All fiscal 1998 amounts include provisions for Brazilian Federal and South Carolina State income taxes. All amounts include provisions for California Unitary taxes.

Management expects the Company's effective tax rate to approximate 36% for the fourth quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company spent $12 million for fixed assets during the nine months ended March 31, 1998, including $1.5 million in facilities and $10.5 million in other fixed assets. All of these assets were financed through operating cash flows, bank borrowings ($625,000), and a portion of the funds raised through the issuance of Industrial Revenue Bonds ($9 million).

In order to meet demand primarily from transportation and computer electronics customers, management will purchase $11.3 million of equipment and invest $2.3 million in facilities over the next six months (on which deposits of $1.8 million and $1.5 million, respectively, had been placed as of March 31, 1998). Management expects to finance these purchases with cash on hand (some of which was generated from the issuance of Industrial Revenue Bonds), operating cash flows, operating leases, and/or bank borrowings, including its equipment line of credit ($5,375,000 in availability as of March 31, 1998) which allows the Company to retire borrowings over a period not to exceed six years with either variable or fixed interest rates. On December 23, 1997, the Company issued Industrial Revenue Bonds totaling $9 million through the Michigan Strategic Fund in order to partially fund the construction of a new manufacturing facility in Marshall, Michigan and to purchase new equipment for that facility. Principal payments are due annually (amortizing over a 15-year period), with variable interest payments due monthly. The interest rate on the bonds resets weekly and was set at 3.8% per annum as of March 31, 1998.

The January 1998 Qualipart acquisition was financed through bank borrowings and a note to the seller of $5.2 million and $5 million, respectively. The funds used to complete the acquisition were obtained through an acquisition term note with the Company's primary lending institution and will be paid in 60 equal monthly principal installments, plus interest at 7.1% per annum. The note to the seller bears interest at 12% per annum to be paid annually. Annual principal obligations under the note are required to begin in 2003, but may be prepaid through a capital contribution made directly to Autocam do Brasil.

Management believes that the Company has adequate credit facilities and cash available to meet its working capital needs through the remainder of fiscal 1998. As of March 31, 1998, the Company had $5,135,000 in availability under its revolving line of credit. Management anticipates retiring current maturities of long-term obligations with future operating cash flows. As of March 31, 1998, $15.4 million of the Company's long-term debt was subject to variable interest rates.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1998


                                             Autocam Corporation

                                             /s/ John C. Kennedy
                                             --------------------
                                             John C. Kennedy
                                                  Principal Executive Officer

                                             /s/ Warren A. Veltman
                                             ---------------------
                                                  Warren A. Veltman
                                                  Principal Financial and
                                                  Accounting Officer

                                 EXHIBIT INDEX

 Exhibit
 Number                     Description
 ------                     -----------
   27                       Financial Data Schedule