Form 10-K
period 1998-06-30
AUTOCAM CORP/MI
filed 1998-09-23
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

                         Commission file number 0-19544

                               AUTOCAM CORPORATION
    -------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                MICHIGAN                                        38-2790152
    ----------------------------------                   -----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

               4070 EAST PARIS AVE., KENTWOOD, MICHIGAN           49512
               -------------------------------------------    --------------
                 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code - (616) 698-0707
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
              Title of each class                      which registered
              -------------------                   ------------------------
                           None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Without Par Value
      -------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the Registrant held by nonaffiliates was $31,486,213 as of September 4, 1998.

The number of shares outstanding of the Registrant's common stock as of September 4, 1998 was 6,106,680 shares of common stock without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       Part of Form 10-K Into Which Portions of
               Document                         Documents are Incorporated
----------------------------------    ------------------------------------------

Autocam Corporation 1998 Annual Report to
Shareholders.                                         Parts I, II and IV

Definitive Proxy Statement for the 1998 Annual
 Meeting of Shareholders filed with Securities and
 Exchange Commission, September 1998.                      Part III

                               [Cover page 2 of 2]

                               AUTOCAM CORPORATION
                                    FORM 10-K
                            Year Ended June 30, 1998
                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

PART I.
         Item 1.            Business                                                                       1-5
         Item 2.            Properties                                                                      6
         Item 3.            Legal Proceedings                                                               6
         Item 4.            Submission of Matters to a Vote of Security-Holders                             6

PART II.
         Item 5.            Market for Registrant's Common Equity and Related Shareholder Matters           7
         Item 6.            Selected Financial Data                                                         7
         Item 7.            Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations                                                              7
         Item 8.            Financial Statements and Supplementary Data                                     7
         Item 9.            Changes in and Disagreements With Accountants on Accounting and
                                 Financial Disclosure                                                       8

PART III.
         Item 10.           Directors and Executive Officers of the Registrant                              8
         Item 11.           Executive Compensation                                                          8
         Item 12.           Security Ownership of Certain Beneficial Owners and Management                  8
         Item 13.           Certain Relationships and Related Transactions                                  8

PART IV.
         Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K - Index        8-12

SIGNATURES
         Principal Executive Officer, Principal Financial and Accounting Officer                            13
         Directors                                                                                          13

EXHIBITS                                                                                               E-1 - E-156


                                     PART I


ITEM 1.       BUSINESS

GENERAL

The Company designs and manufactures close-tolerance, specialty metal-alloy components sold to the transportation, medical device and computer electronics industries. These components are used primarily in gasoline and diesel fuel and braking systems, devices for surgical procedures, and computer rigid disk drives. The Company's production equipment consists of high-precision, automatic cam-driven turning machines and computer numerically-controlled turning, milling and grinding machines capable of high-volume production while maintaining close tolerances.

BUSINESS STRATEGY

The Company's sales have grown from $18 million in fiscal 1990 to $90 million in fiscal 1998. The Company's management attributes its growth to the following factors: (i) increased sales of domestically-produced automobiles and the trend toward more environmentally efficient port electronic fuel injectors; (ii) increased sales of braking system components reflecting the acquisition of a leading supplier of braking system components in fiscal 1997 and increased demand and acceptance of anti-lock braking systems as a safety feature; (iii) the introduction of precision-machined medical devices to its product offerings; and, (iv) the proliferation of personal computers and their need for precise machined components. The Company's growth and profitability reflect its business strategy to:

     - Identify Products Which are Early in Their Life Cycles - The Company selectively pursues new sales opportunities based primarily on identifying products early in their product life cycles that have strong unit growth potential. The Company believes these components can be manufactured with unit price structures and quality standards that favor the Company in its highly competitive environment. By identifying products early in their life cycles and building strong customer relationships, sales growth has been enhanced through sole source, long-term supply contracts with selected customers. In fiscal 1998, 55% of the Company's total sales were to two customers, Delphi Automotive Systems ("DAS"; a division of General Motors Corporation), and Robert Bosch Corporation ("Bosch").

     - Provide Technologically High Quality Products on a Timely Basis - The Company believes that the reputation it has achieved in supplying high quality components has been instrumental in allowing it to achieve new business and maintain existing business. The Company's manufacturing strategy is to produce high-volume, close-tolerance, high-precision components that have excellent growth prospects. To this end, the Company has identified products in the transportation industry, such as fuel and braking systems components, the medical devices industry, such as minimally invasive ophthalmic and cardiovascular surgery equipment components, and the computer electronics industry, such as rigid disk drive fasteners and motor and microprocessor heat dispersion components. The Company's manufacturing expertise includes process flexibility and product quality to meet customer demands. The Company was one of 41 of General Motors' worldwide supplier base of over 30,000 companies to receive the General Motors Supplier of the Year Award in June 1998, 1997 and 1996. In fiscal 1998, the Company also received the 1997 Partnership in Quality award from Hitachi Automotive Products, the top quality award bestowed by Hitachi on its suppliers. The Company has used in the past and expects to use in the future this experience and knowledge to diversify its industry, customer and product bases.

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

The Company intends to continue focusing on manufacturing components requiring high-volume, close-tolerance, high-precision production, which have excellent growth prospects. The Company's strategy is to expand its base of transportation customers as well as diversify its product mix to that market. Current and future supplier consolidation within the industry will require the Company to provide high-tolerance machining capability for the production of many more products in order to maintain its position as a premier supplier to the industry. In addition, the Company plans to increase its penetration of non-transportation markets, such as medical devices, by identifying products consistent with its business strategy. These expansion plans will be realized through strategic acquisitions. The Company is continually seeking to acquire businesses that complement and expand its product offerings. Such opportunities should be created as original equipment manufacturers ("OEM") continue to consolidate their supplier bases.

MARKETS

The Company currently sells its products in the transportation, medical devices and computer electronics industries as described below.

Transportation Industry. The transportation parts industry is composed of two major segments -- the OEM market and the transportation aftermarket. The Company sells substantially all of its products to tier-one and tier-two suppliers to OEMs for installation as original equipment on new cars, trucks and heavy equipment. The market for new cars and light trucks in North America, the largest user of Company products, is large and cyclical, with new vehicle demand tied closely to the overall strength of the North American economy. Developments within the industry, including consolidation among suppliers and increased outsourcing of components by OEMs, have substantially altered the competitive environment for transportation suppliers and have had a favorable impact on the Company's growth.

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

In addition, automotive manufacturers are producing vehicles with more features designed for convenience, vehicle performance, and, in response to both state- and federally-imposed standards related to safety and the environment such as the Federal Corporate Average Fuel Economy Requirements, emission standards and passive restraint requirements. As a result, new, more sophisticated systems have been added to automobiles that require components of the type produced by the Company. As the OEMs follow this trend, significant opportunities should develop for the Company.

The Company believes it will continue to be well positioned as a supplier to this market.

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

The Company believes it can capitalize on its transportation manufacturing expertise by applying these skills to similar manufacturing processes used within the medical devices industry. The Company has already made positive impressions on companies within this market who were skeptical about a transportation company's ability to meet the expectations of the medical industry.

Computer Electronics Industry. Computer electronics is a dynamic, innovative industry that encompasses a wide range of products. The Company has focused on the manufacture of precision components used in suspension assemblies for rigid disk drives, microprocessor heat dispersion units and rigid disk drive motors. These and other personal computer subassemblies require high-precision metal-machined components of the type manufactured by the Company. This industry also experiences frequent product changes with short lead times from development to market as a result of technology advances and increasing demand for a variety of product configurations. The Company believes its ability to make rapid product changeovers while maintaining high-volume production has, and will continue to, enable it to take advantage of certain opportunities as they arise.

PRODUCT APPLICATIONS

A summary of the Company's sales and percentage of total sales by product application for each of the last three fiscal years is presented on page E-3 of the Exhibit 13 to this Form 10-K.

Fuel Systems. Sales of fuel system components represented 57%, 74% and 63% of the Company's sales for the years ended June 30, 1998, 1997 and 1996, respectively. Sales of such components to DAS represented 47%, 62% and 74% of total fuel system component sales for each of the respective periods presented. Sales of such components to Bosch represented 26%, 20% and 11% of total fuel system component sales for each of the respective periods presented. Fuel systems meter fuel flow more precisely than traditional carburation, and therefore, permit engines to burn less fuel cleaner. The Company expects fuel system components to be its primary product for the near-term. The Company has built a strong reputation in the industry for lowest total cost, which it has earned through continuous process improvement and equipment and labor adaptability. The Company believes that most light vehicles manufactured in North America are equipped with multi-port fuel injection systems, and it does not expect meaningful growth in North American light vehicle production in the foreseeable future. Management expects Company sales to grow in the face of these market conditions through employing a market diversification strategy. The Company has established relationships with several new customers in this market, including two that manufacture diesel fuel injectors, which should provide a majority of its fuel system sales growth in the near future. In addition, management expects that its focus on global expansion, through acquisition, will provide additional growth opportunities as it enters new markets.

Braking Systems. Sales of braking system components represented 20%, 11% and 22% of the Company's sales for the years ended June 30, 1998, 1997 and 1996, respectively. The Company manufactures several production components for anti-lock braking systems ("ABS"), including components of pistons, sensors, plugs, solenoids and valve bodies. It also manufactures valve rods and push rod assemblies used in the assembly of ABS and conventional braking systems. The Company expects to benefit from a market diversification strategy in this area through exploiting core competencies for consistently holding to increasingly tight machining tolerances and stringent requirements for cleanliness.

Other Automotive. Other automotive components sales represented 3%, 2% and 2% of the Company's sales for the years ended June 30, 1998, 1997 and 1996, respectively. The Company manufactures components used in automotive electronic motors, which allow the remote operation power windows, door locks and seats. The Company believes that the consumer-desired safety and convenience of these features will lead to increased sales of these systems and corresponding increased sales of components manufactured by the Company.

Medical Devices. Medical device components sales represented 11%, 10% and 7% of the Company's sales for the years ended June 30, 1998, 1997 and 1996, respectively. The Company manufactures components sold to the ophthalmic and cardiovascular surgical device industries. It continues to benefit from increased penetration by its largest ophthalmic surgical device customer into foreign markets. During late fiscal 1996, the Company began manufacturing precision-machined metal components for innovative cardiovascular surgical device manufacturers, including those that sell stents.

Computer Electronics. Sales of computer electronics components represented 7%, 3% and 7% of the Company's sales for the years ended June 30, 1998, 1997 and 1996, respectively. During fiscal 1996 and 1997, these components were primarily machined, precision fastening devices, known as baseplates, used to join certain components of rigid disk drives used on personal computers. Baseplate sales dropped during fiscal 1997 as the Company fell victim to characteristic life cycle shifts; specifically, demand for suspension assemblies that featured machined baseplates produced by the Company were replaced by those featuring stamped baseplates. The Company reversed this decline in sales in fiscal 1998 through the sale of high-volume, high-precision metal components used in the production of thermoplates for computer microprocessors.

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

The Company anticipates that additional manufacturing equipment will be necessary if firm orders are received during fiscal 1999 and 2000 in quantities currently contemplated under its existing contracts and purchase orders. The Company has entered into commitments to purchase certain of such equipment (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business - Contracts and Purchase Orders").

Raw materials and other resources used by the Company are generally not restricted in availability; however, the Company obtains 70% of its supply of metal alloys from one supplier. While these materials are available from several other sources, the Company could experience production delays and lost sales while qualifying a new supplier.

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

CONTRACTS AND PURCHASE ORDERS

The Company's transportation customers typically award blanket purchase orders for each calendar year, and is occasionally successful in receiving life-of-the-product supplier agreements, as is the case with most of its current business with DAS. The remainder of its components may be subject to an annual rebidding process.

Additionally, the Company is currently operating with open and blanket purchase orders from approximately 40 customers primarily covering transportation fuel and braking systems, medical devices, and computer electronics components. Orders are not firm under blanket purchase orders until specific releases are granted.

BACKLOG AND SEASONALITY

The Company's business is relatively consistent throughout the year, except for slowness traditionally experienced in July and August due to automotive model changeovers and during late December as its customers in the transportation industry typically shut down around the Christmas and New Year holidays.

The Company does not reflect an order in backlog until it has received a purchase order and release committing to a quantity and delivery date. Generally, orders are shipped within three months of a release and as a result, the Company does not believe backlog is a material concept to its business.

COMPETITION

The markets in which the Company competes are highly competitive, and the Company believes that it competes within the above industries on the basis of price, quality and technology. The Company believes that there are approximately 40 companies in the United States that have the equipment to be manufacturers of precision metal parts in competition with the Company. Certain of the Company's competitors have greater resources than the Company and could move components currently manufactured by the Company in-house. The Company also competes with approximately 10 companies in Europe and Asia. Some of the components currently manufactured by the Company can also be manufactured using alternative technologies including stamping and coldheading processes which, in some cases, can process high-precision parts as efficiently as those technologies utilized by the Company.

EMPLOYEES

The Company had 953 full-time employees as of June 30, 1998. Those employees can be segregated into the following disciplines:


                                     Salaried Managerial                          Workers Engaged in
                                      and Administrative   Salaried Engineers       Manufacturing              Total

Kentwood, Michigan                             56                  17                    236                    309
Campinas, Brazil                               22                   4                    211                    237
Pinhal, Brazil                                  7                   2                    200                    209
Dowagiac, Michigan                             15                   2                     85                    102
Hayward, California                             4                   4                     39                     47
Gaffney, South Carolina                         4                   1                     28                     33
Boituva, Brazil                                                     2                     14                     16
                                              ---                  --                    ---                    ---
Totals                                        108                  32                    813                    953
                                              ===                  ==                    ===                    ===

None of the Company's U.S. employees are part of a collective bargaining unit, except for 85 employees of the Company's Dowagiac, Michigan facility who are represented by the two local units of The United Steelworkers of America. A governmental union represents all Brazilian employees. The Company has never experienced a work stoppage and considers relations with its employees to be excellent.

EXPORT SALES

During the fiscal years ended June 30, 1998, 1997 and 1996, the Company's export sales of fuel and braking system, computer electronic, and refrigeration and air-conditioning system components to thirteen customers in Europe, Mexico, Canada, Brazil, and Asia were $9,032,600, $8,485,000 and $7,961,500, respectively.

ITEM 2.       PROPERTIES

The Company owns or leases manufacturing facilities suitable and adequate for the production and marketing of its products. The Company's executive and administrative offices occupy 12,000 square feet of its Kentwood, Michigan facility. The following is a list of the Company's locations and approximate square footages:


                                                                                                Approximate Square
                                                                                                       Feet
                                                                                                       ----

Owned:
     Kentwood, Michigan                                                                                 88,000
     Marshall, Michigan (opened July 1998)                                                              56,000
     Dowagiac, Michigan                                                                                 67,000
     Gaffney, South Carolina                                                                            25,000

Leased:
     Kentwood, Michigan                                                                                100,000
     Hayward, California                                                                                27,000
     Campinas, Brazil                                                                                   22,000
     Pinhal, Brazil                                                                                     24,000
     Boituva, Brazil (opened August 1998)                                                               32,000


The Company subleases 67,000 square feet of its leased Kentwood, Michigan facility to a company related by virtue of its 100%-ownership by the Company's president.

The Company has machinery and equipment with an aggregate cost of $108,445,000. The Company owns $88,606,000 of this equipment and $19,839,000 is leased under operating leases. For information concerning minimum future lease payments under non-cancelable leases, see Note 6 of Notes to Consolidated Financial Statements filed as Exhibit 13 hereto.

The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses. In order to meet demand primarily from transportation customers, management will purchase $20.1 million of equipment and invest $2.1 million in facilities over the next year (on which deposits of $3.7 million and $1.5 million, respectively, had been placed as of June 30, 1998). See Item 1 under "Business - Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


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


--------------------------------------------------------------------------------------------------------------------
                                                                                 High                   Low
--------------------------------------------------------------------------------------------------------------------

Fiscal 1998:
Fourth quarter                                                                  21 1/8                16 3/8
Third quarter                                                                   16 3/4                13 1/8
Second quarter                                                                  15 1/2                12 1/8
First quarter                                                                   13 1/8                10 1/4
Fiscal 1997:
Fourth quarter                                                                 11 11/16                7 7/8
Third quarter                                                                  11 11/16               10 1/4
Second quarter                                                                 11 7/16                7 15/16
First quarter                                                                     10                  7 15/16


As of September 4, 1998, 186 holders of record, and approximately 2,000 beneficial shareholders held the Company's common stock.

DIVIDENDS

The Company began paying quarterly cash dividends of two cents per common share in the second quarter of fiscal 1997. The Company expects this practice of paying quarterly dividends on its common shares will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.


ITEM 6.       SELECTED FINANCIAL DATA

Information required by this Item 6 is incorporated by reference to page E-1 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item 7 is incorporated by reference to pages E-2 - E-7 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to page E-1 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders which will be filed with the Commission prior to September 30, 1998.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K - INDEX

(a) The following documents are filed as a part of this report:

1. Financial Statements - The following consolidated financial statements and the report of independent auditors set forth on pages E-8 - E-23 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K:

              Consolidated Balance Sheets as of June 30, 1998 and 1997

              For each of the three years in the period ended June 30, 1998:

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

         10(a) Revolving Credit Loan Agreement, dated June 27, 1997, between Comerica Bank and the Registrant (incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-K, filed September 23, 1997).

                  First Amendment to Revolving Credit Agreement, dated December 22, 1997, between Comerica Bank and the Registrant (filed herewith, E-24 - E-33).

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

                  Stock Redemption Agreement, dated September 1, 1998, between John C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (filed herewith, E-34 - E-36).

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

         10(n) Northwestern Mutual Life Insurance Company Joint CompLife Policy covering John C. Kennedy and Nancy G. Kennedy, Policy No. 14 538 421 (filed herewith, E-37 - E-59).

         10(o) Lease Agreement, dated March 1, 1995, between Registrant as lessee, and Rieth Partners and Marys' Share, both Michigan partnerships, as lessors, regarding industrial facilities located at 4060 East Paris Avenue, Kentwood, Michigan (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10-K, filed September 25, 1995).

         10(p)    Equipment Leases:

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

                           Equipment Lease Schedule No. 17, dated June 1, 1997, covering four Mikron CX-24 Rotary Transfer Machines (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form 10-K, filed September 23, 1997).

                           Equipment Lease Schedule No. 18, dated November 1, 1997, covering one Tornos Bechler BS20B Multi-spindle Automotive Screw Machine (filed herewith, E-60 - E-65).

                  2. Equipment Lease Agreement, dated May 1, 1994, between Registrant and John C. Kennedy, covering one Index MS-25 Multi-spindle Automatic Bar Machine, eight Tornos Bechler SAS-16 Multi-spindle Automatic Bar Machines, and one Cincinnati Milacron 220-8 Centerless Grinder (incorporated by reference to Exhibit 10(o)(7) of the Registrant's Form 10-K, filed September 23, 1994).

                  3. Aircraft Lease Agreement, dated November 21, 1991, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(13) of the Registrant's Form 10-K, filed September 25,
                           1992).

                           Aircraft Lease Agreement Amendment, dated July 23, 1996, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(8) of the Registrant's Form 10-K, filed September 19, 1996).

                  4. Master Equipment Lease Agreement, dated July 10, 1995, between Registrant and KeyCorp Leasing, Ltd., with Schedule No. 1 covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(o)(12) of the Registrant's Form 10-K, filed September 25,
                           1995).

                           Equipment Lease Schedule No. 2, dated September 18, 1997, covering one Hydromat Rotary Transfer Machine (filed herewith, E-66 - E-74).

                           Equipment Lease Schedule No. 3 & 4, both dated December 16, 1997, covering one Tornos Bechler BS20.8 and six Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (filed herewith, E-75 - E-87).

         10(q) Lifetime contract, dated April 26, 1993, between Registrant and General Motors Corporation (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K, filed September 27, 1993, as amended by the Registrant's Form 10-K/A, Amendment No. 1, filed November 29, 1993).

         10(r) Lifetime contract, dated May 1, 1994, between Registrant and General Motors Corporation. (incorporated by reference to
                  Exhibit 10(p) of the Registrant's Form S-3, filed September 23, 1994).

         10(s) Promissory Note, dated May 12, 1995, between Old Kent Bank and the Registrant (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K, filed September 25, 1995).

         10(t) Documents pertaining to the issuance of Industrial Revenue Bonds by the Registrant:

                  Loan Agreement, dated December 1, 1997, between Michigan Strategic Fund and the Registrant (filed herewith, E-88 - E-118).

                  Reimbursement Agreement, dated December 1, 1997, between Comerica Bank and the Registrant (filed herewith, E-119 - E-142).

                  Pledge and Security Agreement, dated December 1, 1997, among Norwest Bank Wisconsin N.A., Comerica Bank and the Registrant (filed herewith, E-143 - E-147).

                  Remarketing Agreement, dated December 1, 1997, between Robert
                  W. Baird & Co., Inc., and the Registrant (filed herewith, E-148 - E-153).

         13       1998 Annual Report to Shareholders (filed herewith, pages E-1
                  - E-23).

         21       Subsidiaries of Registrant (filed herewith, page E-154).

         23       Consent of Deloitte & Touche LLP (filed herewith, page E-155).

         27       Financial Data Schedule (filed herewith, page E-156).

(b)  Reports on Form 8-K during quarter ended June 30, 1998 - None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AUTOCAM CORPORATION


                               By: /s/ John C. Kennedy
                                  ----------------------------------------
                                         John C. Kennedy,
                                           Principal Executive Officer


                               By: /s/ Warren A. Veltman
                                  ----------------------------------------
                                         Warren A. Veltman,
                                           Principal Financial and
                                           Accounting Officer


Dated:  September 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                            Signature and Title Date                                                Date
                            ------------------------                                                ----

By:    /s/ John C. Kennedy                                                                  September 23, 1998
-------------------------------------------------------
                 John C. Kennedy, Director

By:    /s/ Mark J. Bissell                                                                  September 23, 1998
-------------------------------------------------------
                 Mark J. Bissell, Director

By:    /s/ Robert L. Hooker                                                                 September 23, 1998
-------------------------------------------------------
                Robert L. Hooker, Director

By:    /s/ Kim Korth                                                                        September 23, 1998
-------------------------------------------------------
                    Kim Korth, Director

By:    /s/ Kenneth K. Rieth                                                                 September 23, 1998
-------------------------------------------------------
                Kenneth K. Rieth, Director

By:    /s/ Warren A. Veltman                                                                September 23, 1998
-------------------------------------------------------
                Warren A. Veltman, Director

By:    /s/ David J. Wagner                                                                  September 23, 1998
-------------------------------------------------------
                 David J. Wagner, Director



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

  10(a) Revolving Credit Loan Agreement, dated June 27, 1997, between Comerica Bank and the Registrant (incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-K, filed September 23,
          1997).

          First Amendment to Revolving Credit Agreement, dated December 22, 1997, between Comerica Bank and the Registrant (filed herewith, E-24 - E-33).

  10(b) Stock Redemption Agreements, dated November 6, 1992 and September 20, 1993, between John C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K, filed September 27, 1993).

          Stock Redemption Agreement, dated August 1, 1996, between John C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K, filed September 19,
          1996).

          Stock Redemption Agreement, dated September 1, 1998, between John C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (filed herewith, E-34 - E-36).

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

  10(f) Northwestern Mutual Life Insurance Company Adjustable Whole Life Insurance Policies covering John C. Kennedy, Policy Nos. 9 718 337, 10 755 204 and 10 755 185 (incoporated by reference to Exhibit 10(f) of the Registrant's Form S-1, Registration No. 33-42670, filed September 17, 1991).

                                 EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION

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

  10(n) Northwestern Mutual Life Insurance Company Joint CompLife Policy covering John C. Kennedy and Nancy G. Kennedy, Policy No. 14 538 421 (filed herewith, E-37 - E-59).

  10(o) Lease Agreement, dated March 1, 1995, between Registrant as lessee, and Rieth Partners and Marys' Share, both Michigan partnerships, as lessors, regarding industrial facilities located at 4060 East Paris Avenue, Kentwood, Michigan (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10-K, filed September 25, 1995).

                                 EXHIBIT INDEX



EXHIBIT NO.                    DESCRIPTION

  10(p)   Equipment Leases:

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

               Equipment Lease Schedule No. 17, dated June 1, 1997, covering four Mikron CX-24 Rotary Transfer Machines (incorporated by reference to Exhibit 10(o)(1) of the Registrant's Form 10-K, filed September 23, 1997).

               Equipment Lease Schedule No. 18, dated November 1, 1997, covering one Tornos Bechler BS20B Multi-spindle Automotive Screw Machine (filed herewith, E-60 - E-65).

                                 EXHIBIT INDEX



EXHIBIT NO.                      DESCRIPTION

          2. Equipment Lease Agreement, dated May 1, 1994, between Registrant and John C. Kennedy, covering one Index MS-25 Multi-spindle Automatic Bar Machine, eight Tornos Bechler SAS-16 Multi-spindle Automatic Bar Machines, and one Cincinnati Milacron 220-8 Centerless Grinder (incorporated by reference to Exhibit 10(o)(7) of the Registrant's Form 10-K, filed September 23, 1994).

          3. Aircraft Lease Agreement, dated November 21, 1991, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(13) of the Registrant's Form 10-K, filed September 25,
               1992).

               Aircraft Lease Agreement Amendment, dated July 23, 1996, between Registrant and General Electric Capital Corporation covering a Cessna Citation II aircraft (incorporated by reference to Exhibit 10(o)(8) of the Registrant's Form 10-K, filed September 19,
               1996).

          4. Master Equipment Lease Agreement, dated July 10, 1995, between Registrant and KeyCorp Leasing, Ltd., with Schedule No. 1 covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(o)(12) of the Registrant's Form 10-K, filed September 25, 1995).

               Equipment Lease Schedule No. 2, dated September 18, 1997, covering one Hydromat Rotary Transfer Machine (filed herewith, E-66 - E-74).

               Equipment Lease Schedule No. 3 & 4, both dated December 16,
               1997, covering one Tornos Bechler BS20.8 and six Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (filed herewith, E-75 - E-87).

  10(q) Lifetime contract, dated April 26, 1993, between Registrant and General Motors Corporation (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10-K, filed September 27, 1993, as amended by the Registrant's Form 10-K/A, Amendment No. 1, filed November 29,
          1993).

  10(r) Lifetime contract, dated May 1, 1994, between Registrant and General Motors Corporation (incorporated by reference to Exhibit 10(p) of the Registrant's Form S-3, filed September 23, 1994).

  10(s) Promissory Note, dated May 12, 1995, between Old Kent Bank and the Registrant (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10-K, filed September 25, 1995).

  10(t) Documents pertaining to the issuance of Industrial Revenue Bonds by the Registrant:

          Loan Agreement, dated December 1, 1997, between Michigan Strategic Fund and the Registrant (filed herewith, E-88 - E-118).

                               INDEX TO EXHIBITS



EXHIBIT NO.              DESCRIPTION

          Reimbursement Agreement, dated December 1, 1997, between Comerica Bank and the Registrant (filed herewith, E-119 - E-142).

          Pledge and Security Agreement, dated December 1, 1997, among Norwest Bank Wisconsin N.A., Comerica Bank and Registrant (filed herewith, E-143 - E-147).

          Remarketing Agreement, dated December 1, 1997, between Robert W.
          Baird & Co., Inc., and the Registrant (filed herewith, E-148 - E-153).

     13   1998 Annual Report to Shareholders (filed herewith, pages E-1 - E-23).

     21   Subsidiaries of Registrant (filed herewith, page E-154).

     23   Consent of Deloitte & Touche LLP (filed herewith, page E-155).

     27   Financial Data Schedule (filed herewith, page E-156).

(b) Reports on Form 8-K during quarter ended June 30, 1998 - None.