Form 10-Q
period 1998-09-30
AUTOCAM CORP/MI
filed 1998-11-13
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                    For The Quarter Ended September 30, 1998
                         Commission File Number 0-19544




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


                           Yes     X                          No
                                 -----                             -----


The number of Common Shares outstanding at November 6, 1998 was 6,107,763.



                                     1 of 16

                                      INDEX



PART I - FINANCIAL INFORMATION                                                  PAGE NO.
Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30 and
                  June 30, 1998                                                     4

              Consolidated Statements of Operations and Comprehensive
                  Income for the Three Months Ended September 30, 1998
                  and 1997                                                          5

              Consolidated Statements of Cash Flows for the Three Months
                  Ended September 30, 1998 and 1997                                 6

              Notes to Consolidated Financial Statements                          7 - 10

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            11 - 15

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Default Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on October 28, 1998:

              a. The following directors of the Company were elected to serve until the meeting of shareholders in 2001 and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

                  (i)    Warren A. Veltman (5,875,678; 0; 4,482)
                  (ii)   Robert L. Hooker (5,875,678; 0; 4,482)

                                INDEX - CONCLUDED



Item 4.       Submission of Matters to a Vote of Security Holders - Concluded

                  The following directors of the Company continued as directors until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

                             David J. Wagner (1999)
                                Kim Korth (1999)
                             John C. Kennedy (2000)
                             Kenneth K. Rieth (2000)
                             Mark J. Bissell (2000)

              b. A proposal to ratify the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 1999. Shareholder votes were cast as follows:
                  5,872,266 for; 2,405 against or withheld; and, 5,489 abstentions. Based on this tabulation of votes, the proposal was approved.

              c. A proposal to adopt the Autocam Corporation 1998 Key Employee Stock Option Plan (the "Plan"). Shareholder votes were cast as follows: 5,813,921 for; 40,664 against or withheld; and, 11,064 abstentions. Based on this tabulation of votes, the proposal was approved.

Item 5.       Other Information - None.

Item 6.       Exhibits and Reports on Form 8-K:

              Exhibit 10.1 -- Amended and Restated Revolving Credit and Term Note Agreement, dated October 1, 1998, between Comerica Bank, as agent, and the Registrant.

              Report on Form 8-K -- The Company filed a Report on Form 8-K, dated October 2, 1998, to report the acquisition of the rights to all the outstanding common shares of Compagnie Financiere du Leman SA, a French holding corporation, which owns all of the equity interest of Frank & Pignard SA, a French corporation, required under Item 2 of Form 8-K.

                               AUTOCAM CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30, 1998
                                                                (UNAUDITED)                JUNE 30, 1998
                                                                -----------               ---------------
ASSETS

CURRENT ASSETS:
Cash                                                          $    1,334,145                $   1,643,539
Accounts receivable                                               12,911,443                   11,679,824
Inventories                                                        6,875,841                    6,389,448
Prepaid expenses and other current assets                          1,517,206                    1,088,543
                                                              --------------                -------------
TOTAL CURRENT ASSETS                                              22,638,635                   20,801,354

PROPERTY, PLANT AND EQUIPMENT, NET                                66,788,944                   64,421,470
RESTRICTED CASH AND EQUIVALENTS                                    4,240,355                    5,007,524
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                         13,894,107                   14,365,729
OTHER LONG-TERM ASSETS                                             9,807,186                    8,853,294
                                                              --------------                -------------
TOTAL ASSETS                                                  $  117,369,227                $ 113,449,371
                                                              ==============                =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations                          894,349                $   6,553,588
Accounts payable                                                   7,402,055                    7,830,564
Accrued liabilities:
     Salaries and bonuses                                          2,436,994                    1,955,741
     Other                                                         1,132,633                    1,335,454
                                                               -------------                -------------
TOTAL CURRENT LIABILITIES                                         11,866,031                   17,675,347

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                  46,752,232                   37,850,874
DEFERRED TAXES                                                    10,798,934                   10,051,018
DEFERRED CREDITS AND OTHER                                           506,467                      561,288
MINORITY INTEREST                                                  2,520,197                    2,249,935

SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no shares
     issued or outstanding
Common stock - 10,000,000 shares authorized;
     6,106,680 and 6,102,568 shares issued and
     outstanding as of September 30 and June 30, 1998,
     respectively
                                                                  31,874,699                   31,840,086
Deferred compensation                                               (452,083)                    (490,833)
Accumulated comprehensive income, including related
     tax benefits                                                   (294,256)                     (33,896)
Retained earnings                                                 13,797,006                   13,745,552
                                                               -------------                -------------
TOTAL SHAREHOLDERS' EQUITY                                        44,925,366                   45,060,909
                                                               -------------                -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 117,369,227                $ 113,449,371
                                                               =============                =============

See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (unaudited)



                                                                       FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                             -----------------------------------------------
                                                                     1998                      1997
                                                                     ----                      ----
Sales                                                        $      24,019,951         $      17,429,456
Cost of sales                                                       20,579,418                14,015,745
                                                             -----------------         -----------------
Gross profit                                                         3,440,533                 3,413,711
Selling, general and administrative                                  1,741,857                 1,000,698
Other operating expenses                                                51,875                    51,875
                                                             -----------------         -----------------
Income from operations                                               1,646,801                 2,361,138
Interest and other expense, net                                        790,146                   607,815
Minority interest in net income                                        152,691
                                                             -----------------         -----------------
Income before tax provision                                            703,964                 1,753,323
Tax provision                                                          526,284                   617,800
                                                             -----------------         -----------------
NET INCOME                                                   $         177,680         $       1,135,523
                                                             =================         =================
BASIC NET INCOME PER SHARE                                   $             .03         $             .19
                                                             =================         =================
DILUTED NET INCOME PER SHARE                                 $             .03         $             .19
                                                             =================         =================
Basic weighted average shares outstanding                            6,105,224                 6,007,107
Diluted weighted average shares outstanding                          6,296,243                 6,109,613
Dividends declared per share                                 $             .02         $             .02

STATEMENTS OF COMPREHENSIVE INCOME:

Net income                                                   $         177,680         $       1,135,523
Other comprehensive income, before tax:
     Foreign currency translation adjustments                         (260,360)
     Tax benefit                                                        91,126
                                                             -----------------         -----------------
Other comprehensive income, net                                       (169,234)
                                                             -----------------
COMPREHENSIVE INCOME                                         $           8,446         $       1,135,523
                                                             =================         =================

See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                          FOR THE THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                    ----------------------------------------
                                                                          1998                  1997
                                                                          ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $      177,680           $ 1,135,523
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                        2,077,820             1,752,058
     Deferred taxes                                                         747,916               300,000
     Minority interest in net income and other, net                         142,322
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                             (1,252,315)              715,188
         Inventories                                                       (504,672)               47,757
         Prepaid expenses and other current assets                         (448,578)             (235,553)
         Other long-term assets                                             (64,946)              141,697
         Accounts payable                                                   687,475               454,752
         Accrued liabilities                                                300,982               111,878
         Deferred credits and other                                          62,750              (117,510)
                                                                     --------------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,926,434             4,305,790
                                                                     --------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment                           (5,632,615)           (3,668,825)
Proceeds from sale of equipment                                              15,500                45,000
Acquisition costs                                                          (344,324)
Payment of life insurance premiums and other                               (192,859)             (147,613)
                                                                     --------------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (6,154,298)           (3,771,438)
                                                                     --------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under (repayments on) lines of credit, net                     4,967,576            (1,525,000)
Proceeds from issuance of long-term obligations                              25,200               625,000
Principal payments of long-term obligations                              (1,750,657)           (1,670,071)
Decrease in restricted cash and equivalents                                 767,169
Cash dividends paid                                                        (122,093)             (114,289)
Proceeds from exercise of employee stock options                             34,613               126,405
                                                                     --------------           -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       3,921,808            (2,557,955)
                                                                     --------------           -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (3,338)
                                                                     --------------           -----------
Net decrease in cash                                                       (309,394)           (2,023,603)
Cash at beginning of period                                               1,643,539             2,510,500
                                                                     --------------           -----------
Cash at end of period                                                $    1,334,145           $   486,897
                                                                     ==============           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                        $      883,219           $   552,326
     Income taxes                                                           135,403                18,750
Cash received during the period for income taxes                            300,000


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Weighted average shares outstanding and earnings per share for the three months ended September 30, 1997 have been restated to give effect to a 5% share dividend declared on October 21, 1997 and paid on November 17, 1997 to shareholders of record on November 3, 1997.


RECLASSIFICATIONS - Certain reclassifications have been made to the Balance Sheet as of June 30, 1998 in order to conform to the September 30, 1998 presentation.


2.   INVENTORIES

Inventories consist of the following:


                                                            SEPTEMBER 30, 1998
                                                               (UNAUDITED)                JUNE 30, 1998
                                                               -----------                -------------

     Raw materials                                                $1,615,562                 $1,510,100
     Production supplies                                           1,328,419                  1,249,170
     Work in-process                                               2,750,530                  2,501,324
     Finished goods                                                1,181,330                  1,128,854
                                                                  ----------                -----------
     TOTAL INVENTORIES                                            $6,875,841                 $6,389,448
                                                                  ==========                 ==========

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998



3.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:


                                                            SEPTEMBER 30, 1998
                                                               (UNAUDITED)                JUNE 30, 1998
                                                               -----------                --------------

     Land and improvements                                    $    1,904,054                $  1,768,504
     Buildings and improvements                                    9,573,601                   6,814,988
     Leasehold improvements                                          472,560                     417,866
     Machinery and equipment                                      75,649,140                  73,222,104
     Furniture and fixtures                                        4,324,911                   3,931,500
     Construction in progress                                         21,329                   2,451,441
                                                              --------------                ------------
     TOTAL                                                        91,945,595                  88,606,403
     Accumulated depreciation and amortization                   (25,156,651)                (24,184,933)
                                                              --------------                ------------
     PROPERTY, PLANT AND EQUIPMENT, NET                       $   66,788,944                $ 64,421,470
                                                              ==============                ============


4.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of September 30, 1998):

                                                            SEPTEMBER 30, 1998
                                                               (UNAUDITED)                JUNE 30, 1998
                                                               -----------                --------------

     Term notes with banks, 6.4% to 9.25%                     $   20,490,035                $ 22,051,244
     Note payable to Propart Corporation, 12%                      4,173,187                   4,320,187
     Industrial Revenue Bonds, 4.05%                               9,000,000                   9,000,000
     Mortgage payable to bank, 9.35%                                 922,329                     946,697
     Second mortgage payable to bank, 7%                             937,837                     948,035
     Revolving credit note with bank, 7.75%                        9,543,685                   7,000,800
     Equipment credit note with bank, 7.75%                        2,040,000
     Other                                                           539,508                     137,499
                                                              --------------                -------------
     TOTAL                                                        47,646,581                  44,404,462
     Current maturities                                             (894,349)                 (6,553,588)
                                                              --------------                ------------
     LONG-TERM                                                $   46,752,232                $ 37,850,874
                                                              ==============                ============

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998



4.   LONG-TERM OBLIGATIONS - CONCLUDED

On October 1, 1998, in connection with the acquisition of Frank & Pignard, SA ("F&P"; see Note 6), the Company entered into an Amended and Restated Revolving Credit and Term Note Agreement (the "Agreement") with its primary lending institution, as agent. The Agreement includes a $70 million five-year revolving credit facility, a $50 million five-year acquisition term note and a $20 million six-year term note (see Note 6). In connection therewith, all of the Company's existing bank debt was refinanced using the $70 million revolving credit facility. There are no principal obligations due under the Agreement for more than one year. Interest is due monthly on all facilities under the Agreement at variable interest rates.


5.   INCOME TAXES

Income taxes as a percentage of income before tax provision and minority interest were 61.4% and 35.2% for the three months ended September 30, 1998 and 1997, respectively. The effective tax rate for the quarter ended September 30, 1998 exceeded the statutory rate due primarily to the recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation. The September 30, 1998 amount includes a provision for Brazilian Federal income taxes. Both amounts include provisions for South Carolina State income and California Unitary taxes.


6.   SUBSEQUENT EVENT

Effective October 1, 1998, the Company, through its wholly-owned subsidiary, Autocam France SARL ("AF"), acquired the rights to all the outstanding common shares of Compagnie Financiere du Leman SA ("CFL"), which owns all of the equity interest of F&P, for 300 million French Francs ("FF"). The Company has agreed to pay a maximum additional amount of FF60 million based upon the ability of F&P to meet certain predetermined operating performance goals in calendar 1999. F&P is a leading supplier of precision-machined metal components primarily to customers located in France and engaged in the business of producing power steering, diesel fuel injection and braking systems for the transportation industry. This acquistion was reported on Form 8-K, dated October 2, 1998.

The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill), if any, has not been determined.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                               SEPTEMBER 30, 1998



7.   STOCK-BASED COMPENSATION

The Company has reserved 787,500 common shares for issuance to employees under the 1991 Incentive Stock Option Plan (the "Plan"). Options are not exercisable prior to twelve months from or ten years after the grant date. Options granted vest at a rate of twenty percent annually over a five-year period. Had the Company accounted for the Plan based on the fair value of awards at the grant dates as prescribed by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been decreased as indicated below.


                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                             -----------------------------------------------
                                                                     1998                      1997
                                                                     ----                      ----
     Net income:
         As reported                                                 $177,680                $1,135,523
         Pro forma                                                    123,098                 1,061,125

     Basic net income per share:
         As reported                                                 $    .03                $      .19
         Pro forma                                                        .02                       .18

     Diluted net income per share:
         As reported                                                 $    .03                $      .19
         Pro forma                                                        .02                       .17

The effects of applying SFAS 123 on a pro forma basis may not be representative of the effects on reported pro forma net income for future periods as the estimated compensation costs reflect only options vesting after June 30, 1995. Under the methodology of SFAS 123, the fair value of the Company's fixed stock options was estimated at the date of grant using the Black-Scholes option-pricing model. The multiple option approach was used, with the following weighted-average assumptions: dividend yield, .62%; expected volatility, 45.08%; risk-free interest rate, 4%; and, expected life of options, 10 years.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998



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


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:


                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                             -----------------------------------------------
                                                                     1998                       1997
                                                                     ----                       ----

Sales                                                                100.0%                     100.0%
Cost of sales                                                         85.7%                      80.5%
                                                                    ------                      -----
Gross profit                                                          14.3%                      19.5%
Selling, general and administrative                                    7.3%                       5.7%
Other operating expenses                                                .2%                        .3%
                                                                    ------                      -----
Income from operations                                                 6.8%                      13.5%
Interest and other expense, net                                        3.3%                       3.5%
Minority interest in net income                                         .6%
                                                                    ------
Income before tax provision                                            2.9%                      10.0%
Tax provision                                                          2.2%                       3.5%
                                                                    ------                      ------
NET INCOME                                                              .7%                       6.5%
                                                                    ======                      ======

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1998



SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three-month periods ended September 30, 1998 and 1997:


                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                                    1998                                  1997
                                                    ----                                  ----
Transportation:
     Fuel systems                           $15,817          65.8%                $10,172         58.4%
     Braking systems                          4,037          16.8                   4,043         23.2
     Other                                    1,146           4.8                     427          2.4
                                          ---------         -----               ---------        -----
Total transportation                         21,000          87.4                  14,642         84.0

Medical devices                               2,468          10.3                   1,870         10.7
Computer electronics                             10                                   670          3.9
Other                                           542           2.3                     247          1.4


Sales of components for fuel system applications were $15,817,000 for the three months ended September 30, 1998, an increase of 55% from sales of the same period in the prior year. The Company gained market share through the sale of $3,090,000 of diesel fuel injection components by acquiring a controlling interest in Qualipart Industria E Comercio, Ltda. ("Qualipart"), subsequently renamed, Autocam do Brasil Usinagem, Ltda. ("Autocam do Brasil") in January 1998. Additionally, one of the Company's largest fuel systems customers embarked on a new fuel injector program subsequent to the first quarter of fiscal 1998 and two others increased demand for components for their new injector programs during the first quarter of fiscal 1999 relative to the same period in fiscal 1998. Together, these positive factors added $2,408,000 in sales, which more than offset the negative sales impact associated with the loss of sales of mature product caused by the July and August 1998 strikes at General Motors Corporation.

Sales of components for other transportation applications for the three months ended September 30, 1998 were $1,146,000, an increase of $719,000 from the first quarter of fiscal 1998. This increase can be attributed entirely to the acquisition of Autocam do Brasil, which supplies components to several customers for use in electronic transmissions and motors for automobile applications.

Sales of medical device components were $2,468,000 for the three months ended September 30, 1998, an increase of 32% as compared to the same period in the prior year. Sales of coronary stents increased $505,000 when comparing the first quarter of fiscal 1999 to the same period in fiscal 1998. The Company expanded its customer base and now supplies coronary stents to three customers, one of which is now subject to a three-year supply agreement.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1998


SALES - CONCLUDED

Sales of components for computer electronic applications declined $660,000 from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. During the three months ended September 30, 1997, the Company produced and sold key components used in computer microprocessor subassemblies and specialty metal fasteners used in the manufacture of suspension assemblies for rigid disk drives. The Company had virtually no sales to this industry during the quarter ended September 30, 1998 as short product life cycles eliminated these components.

Effective October 1, 1998, the Company, through its wholly-owned subsidiary, Autocam France SARL, acquired the rights to all the outstanding common shares of Compagnie Financiere du Leman SA, which owns all of the equity interest of Frank & Pignard SA ("F&P"). F&P is a leading supplier of precision-machined metal components primarily to customers located in France and engaged in the business of producing power steering, diesel fuel injection and braking systems for the transportation industry. F&P is expected to add $60 million in sales over the nine months ending June 30, 1999. Also, the Company expects to see continued expansion of fuel system component sales as new injector programs move toward full production during the next nine months, and it reports a full year of sales from its Brazilian operations.

GROSS PROFIT

Gross profit for the three months ended September 30, 1998 and 1997 represented 14.3% and 19.5% of sales, respectively. The Company was negatively impacted by labor work stoppages at the Company's largest fuel system customer's facilities. Direct and indirect sales to that customer were lower than expected, and the Company's ability to reduce costs, particularly labor, was largely dictated by the West Michigan market for skilled machinists. With an area unemployment rate of 2-3%, management concluded that laying off quality machinists in answer to a short-term demand decline would adversely affect the Company's ability to attain future growth objectives if it were unable to retain its skilled labor base.

The Company also experienced manufacturing difficulties resulting from the transfer of production for a key customer of its Brazilian operation to one of its U.S. facilities. The customer expedited the timetable for this transfer of production, which caused the Company to incur significantly more start-up costs than originally anticipated.

Management expects that gross profit, as a percentage of sales, for the remainder of the fiscal year should rise to levels slightly below those reported for fiscal 1998. This improvement over first quarter levels is expected to be generated by growth in demand for new fuel systems program components thereby allowing for improved labor and equipment utilization typically gained through continuous improvement activities. Also, management anticipates a modest increase in demand for coronary stents that carry gross profit margins generally higher than those typically experienced by the sale of components to the transportation industry.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1998


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 7.3% and 5.7% during the three months ended September 30, 1998 and 1997, respectively. These expenses increased monetarily and as a percentage of sales due to the Autocam do Brasil acquisition. Such operations typically generate selling, general and administrative expenses in the range of 11.5%. Management expects that selling, general and administrative expenses, as a percentage of sales, will increase from current levels over the remainder of fiscal 1999 as F&P's historical expense levels, as a percentage of sales, of 10.5% are higher than those experienced by the Company.


OTHER OPERATING EXPENSES

Other operating expenses represent the straight-line amortization of employment and deferred compensation agreements between the Company and a key employee.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense for the three months ended September 30, 1998 increased $182,300 from the same period in the previous year. This increase is due primarily to an increase in average borrowings outstanding during the quarter ended September 30, 1998 caused by the acquisition of Autocam do Brasil.

Management anticipates that interest expense, as a percentage of sales, over the next nine months will approximate $2.6 million each quarter. The increase in expense can be attributed to the increase in bank borrowings as a result of the F&P acquisition.


MINORITY INTEREST IN NET INCOME

The amount reported in this line represents the minority shareholder's interest in the net earnings of Autocam do Brasil.


TAX PROVISION

Income taxes as a percentage of income before tax provision and minority interest were 61.4% and 35.2% for the three months ended September 30, 1998 and 1997, respectively. The effective tax rate for the quarter ended September 30, 1998 exceeded the statutory rate due primarily to the recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation to be replaced with a Foreign Sales Corporation. The September 30, 1998 amount includes provisions for Brazilian Federal and South Carolina State income taxes. Both amounts include provisions for California Unitary taxes.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                               SEPTEMBER 30, 1998



TAX PROVISION - CONCLUDED

Management expects the Company's effective tax rate to approximate 38% for the remainder of fiscal 1999. The increase over historical levels can be primarily attributed to the fact that F&P's incremental income tax rate is 41%.


LIQUIDITY AND CAPITAL RESOURCES


New equipment placed into service and deposits paid on future equipment purchases during the quarter ended September 30, 1998 totaling $5.6 million were financed primarily through operating cash flows and borrowings under its revolving line of credit.

In order to meet demand primarily from transportation customers, management will purchase $22.7 million of equipment over the next nine months (on which deposits of $3.6 million had been placed as of September 30, 1998). Management expects to finance these purchases with cash on hand, restricted cash and equivalents, operating cash flows, operating leases and bank borrowings under its new credit facility. Additionally, certain of the aforementioned capital expediture requirements will be required by the Company's Brazilian operations. Approximately $4 million of this investment is expected to be financed through capital contributions by Autocam do Brasil's minority shareholder.

Management believes that the Company has adequate credit facilities and cash available to meet its working capital needs through fiscal 1999. On October 1, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Note Agreement (the "Agreement") with its primary lending institution, as agent. The Agreement includes a $70 million five-year revolving credit facility, a $50 million five-year acquisition term note and a $20 million six-year term note. In connection therewith, all of the Company's existing bank debt was refinanced using the $70 million revolving credit facility. The Company has $34.6 million in borrowing availability under the revolving credit facility as of October 2, 1998. There are no principal obligations due under the revolving credit facility for more than one year. Principal obligations under the acquisition term note are as follows: Year 1 - $0; Years 2 and 5 - $10 million; and, Years 3 and 4 - $15 million. Principal obligations under the term note are as follows: Years 1 to 4 - $0; Year 5 - $5 million; and, Year 6 - $10 million. Interest is due monthly on all facilities under the Agreement at variable interest rates.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1998


                                             Autocam Corporation

                                             /s/ John C. Kennedy
                                             -------------------
                                             John C. Kennedy
                                                  Principal Executive Officer

                                             /s/ Warren A. Veltman
                                             ---------------------
                                             Warren A. Veltman
                                                  Principal Financial and
                                                  Accounting Officer

                               Index to Exhibits


Exhibit No.                                  Item
-----------                                  ----
     10.1                     Amended and Restated Revolving Credit and Term Note Agreement, dated October 1,
                              1998, between Comerica Bank, as agent, and the Registrant.

     27                       Financial Data Schedule