Form 10-Q/A
period 1998-09-30
AUTOCAM CORP/MI
filed 1999-01-28
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1



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



                                     1 of 9

                                      INDEX





PART I - FINANCIAL INFORMATION                                                  PAGE NO.
         ---------------------                                                  --------
Item 1.       Financial Statements - None.

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations - Amended to
                  include discussion updating the impact of the Year 2000
                  issue on the Company in accordance with SEC
                  Interpretation Release No. 33-7558, "Statement of the
                  Commission regarding disclosure of Year 2000 issues and
                  consequences by public companies, investment advisers,
                  investment companies, and municipal securities issuers."        3-8


PART II - OTHER INFORMATION
          -----------------

Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Default Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       Exhibits and Reports on Form 8-K - None.

                                     PART I

ITEM 2.
                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

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


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:


                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                   ----------------------------------
                                                                     1998                      1997
                                                                     ----                      ----
Sales                                                                100.0%                    100.0%
Cost of sales                                                         85.7%                     80.5%
                                                                    ------                    ------
Gross profit                                                          14.3%                     19.5%
Selling, general and administrative                                    7.3%                      5.7%
Other operating expenses                                                .2%                       .3%
                                                                    ------                    ------
Income from operations                                                 6.8%                     13.5%
Interest and other expense, net                                        3.3%                      3.5%
Minority interest in net income                                         .6%
                                                                    ------                    ------
Income before tax provision                                            2.9%                     10.0%
Tax provision                                                          2.2%                      3.5%
                                                                    ------                    ------
NET INCOME                                                              .7%                      6.5%
                                                                    ======                    ======

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1998



SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three-month periods ended September 30, 1998 and 1997:


                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------------------------------------
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

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                               SEPTEMBER 30, 1998



IMPACT OF YEAR 2000 ISSUE

The Company recognizes the importance of the Year 2000 issue and has been giving high priority to it. In July 1998, the Company created a Year 2000 project team to supervise a comprehensive risk-based assessment of the Company's Year 2000 readiness. The team's objective is to ensure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes software, hardware, electronic data interchange, manufacturing and lab equipment, environmental and safety systems, facilities, utilities and supplier readiness. Since the Company makes predominate use of packaged computer applications in its business and believes such applications to be Year 2000 compliant, management considers the risk of a material adverse effect on the operations of the Company to be remote. As of September 30, 1998, the Company had spent $4,000 in connection with the planned assessment.

The Company is utilizing both internal and external resources to remediate and test all applications and computer, manufacturing and facilities equipment that may be adversely impacted by Year 2000 issues. It is the objective of Company management to complete the most serious Year 2000 compliance issues for information systems resident in United States facilities by December 1998 and for foreign facilities by July 1999. Management expects to complete its assessment employing an outside consultant to assist therein during the second and third quarters of fiscal 1999 at an additional cost not expected to exceed $50,000. Costs to test and remediate its systems, if any, are not expected to exceed $200,000.

In addition to internal Year 2000 software and equipment remediation activities, the Company has contacted its key suppliers and all its electronic commerce customers to assess their compliance. There can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its diligent actions with suppliers and customers will minimize these risks.

The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, third-party modification plans and implementation success, and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant computer code and equipment; and, (iii) the planning and modification success attained by the Company's suppliers and customers.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  January 28, 1999


                               Autocam Corporation
                               ----------------------

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