Form 10-Q
period 1998-12-31
AUTOCAM CORP/MI
filed 1999-02-12
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                     For The Quarter Ended December 31, 1998
                     ---------------------------------------
                         Commission File Number 0-19544
                         ------------------------------




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


                           Yes [X]                No [ ]


The number of Common Shares outstanding at February 8, 1999 was 6,306,624.



                                     1 of 21

                                      INDEX





PART I - FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------
Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31 and
                  June 30, 1998                                                     4

              Consolidated Statements of Operations and Comprehensive
                  Income for the Three and Six Months Ended December 31,
                  1998 and 1997                                                     5

              Consolidated Statements of Cash Flows for the Six Months
                  Ended December 31, 1998 and 1997                                  6

              Notes to Consolidated Financial Statements                         7 - 12

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            13 - 20


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Default Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

                                INDEX - CONCLUDED



Item 6.       Exhibits and Reports on Form 8-K:

              Exhibit 10.1 - Second Amended and Restated Revolving Credit and Term Note Agreement, dated November 12, 1998, between Comerica Bank, as agent, and the Registrant.

              Exhibit 27 - Financial Data Schedule

              Report on Form 8-K - The Company filed a Report on Form 8-K, dated October 2, 1998 and amended on December 16, 1998, to report the acquisition of the rights to all the outstanding common shares of Compagnie Financiere du Leman SA ("CFL"), a French holding corporation, which owns all of the equity interest of Frank & Pignard SA, a French corporation, as required under Item 2 of Form 8-K. The following financial statement information was filed in connection therewith:

              Consolidated Balance Sheets of CFL as of September 30, 1998
                  (unaudited) and December 31, 1997, 1996 and 1995

              Consolidated Statements of Operations of CFL for the Nine Months
                  Ended September 30, 1998 (unaudited) and the Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Cash Flows of CFL for the Nine Months
                  Ended September 30, 1998 (unaudited) and the Years Ended December 31, 1997, 1996 and 1995

              Notes to the Consolidated Financial Statements of CFL

              Pro Forma Combining Financial Information:

                  Description of Pro Forma Combining Financial Information

                  Pro Forma Combining Balance Sheet as of September 30, 1998

                  Pro Forma Combining Statements of Operations for the three months ended September 30, 1998 and for the year ended June 30, 1998.

                  Notes to Pro Forma Combining Financial Information

                               AUTOCAM CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31, 1998
In thousands, except share data                                                   (UNAUDITED)       JUNE 30, 1998
                                                                               -----------------    -------------
Assets

Current assets:
Cash and equivalents                                                              $      3,244      $      1,644
Accounts receivable                                                                     48,869            11,680
Inventories                                                                             17,351             6,389
Prepaid expenses and other current assets                                                2,314             1,088
                                                                                  ------------      ------------
Total current assets                                                                    71,778            20,801

Property, plant and equipment, net                                                     136,644            64,421
Restricted cash and equivalents                                                          4,278             5,008
Goodwill and other intangible assets, net                                               29,346            14,366
Other long-term assets                                                                  11,982             8,853
                                                                                  ------------      ------------
Total assets                                                                      $    254,028      $    113,449
                                                                                  ============      ============

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term obligations                                       $      1,659      $      6,554
Accounts payable                                                                        30,033             7,831
Accrued liabilities:
     Compensation, related benefits and withholdings                                    10,073             1,956
     Other                                                                               2,826             1,334
                                                                                  ------------      ------------
Total current liabilities                                                               44,591            17,675

Long-term obligations, net of current maturities                                       127,820            37,851
Deferred taxes                                                                          27,392            10,051
Deferred credits and other                                                               6,171               561
Minority interest                                                                        2,605             2,250

Shareholders' equity:
Preferred stock - 200,000 shares authorized; no shares
     issued or outstanding
Common stock - 10,000,000 shares authorized; 6,305,062 and 6,102,568 shares issued and outstanding as of December 31 and June 30, 1998, respectively
                                                                                        34,539            31,840
Deferred compensation                                                                     (413)             (491)
Accumulated comprehensive income, including related tax
     benefits                                                                             (407)              (34)
Retained earnings                                                                       11,730            13,746
                                                                                  ------------      ------------
Total shareholders' equity                                                              45,449            45,061
                                                                                  ------------      ------------
Total liabilities and shareholders' equity                                        $    254,028      $    113,449
                                                                                  ============      ============


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (unaudited)



                                                     FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,                      DECEMBER 31,
                                                  ------------------------------      -----------------------------
In thousands, except per share data                   1998              1997              1998             1997
                                                  ------------      ------------      ------------     ------------
Sales                                             $     54,405      $     21,795      $     78,424     $     39,224
Cost of sales                                           45,727            16,480            66,306           30,500
                                                  ------------      ------------      ------------     ------------
Gross profit                                             8,678             5,315            12,118            8,724
Selling, general and administrative                      2,678             1,376             4,472            2,424
                                                  ------------      ------------      ------------     ------------
Income from operations                                   6,000             3,939             7,646            6,300
Interest and other expense, net                          2,304               647             3,094            1,255
Minority interest in net income                            185                                 338
                                                  ------------      ------------      ------------     ------------
Income before tax provision                              3,511             3,292             4,214            5,045
Tax provision                                            1,412             1,188             1,938            1,806
                                                  ------------      ------------      ------------     ------------
NET INCOME                                        $      2,099      $      2,104      $      2,276     $      3,239
                                                  ============      ============      ============     ============
BASIC NET INCOME PER SHARE                        $        .33      $        .33      $        .36     $        .51
                                                  ============      ============      ============     ============
DILUTED NET INCOME PER SHARE                      $        .32      $        .32      $        .35     $        .50
                                                  ============      ============      ============     ============
Basic weighted average shares outstanding                6,352             6,325             6,383            6,315
Diluted weighted average shares outstanding              6,553             6,517             6,585            6,490
Dividends declared per share                      $        .04      $        .02      $        .06     $        .04

Statements of Comprehensive Income:

Net income                                        $      2,099      $      2,104      $      2,276     $      3,239
Other comprehensive income:
     Foreign currency translation adjustments             (113)                               (373)
     Tax benefit                                            40                                 131
                                                  ------------                        ------------
Other comprehensive income, net                            (73)                               (242)
                                                  ------------      ------------      ------------     ------------
Comprehensive income                              $      2,026      $      2,104      $      2,034     $      3,239
                                                  ============      ============      ============     ============


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                               ----------------------------
In thousands                                                      1998             1997
                                                               -----------      -----------
Cash Flows from Operating Activities:
Cash received from customers                                   $    71,145      $    37,289
Cash paid to suppliers and employees                               (60,060)         (26,873)
Income taxes paid                                                     (264)            (130)
Interest paid                                                       (3,271)          (1,352)
                                                               -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            7,550            8,934
                                                               -----------      -----------

Cash Flows from Investing Activities:
Capital expenditures and deposits on equipment                     (13,688)          (6,797)
Proceeds from sale of equipment                                        172              227
Acquisitions, net of cash received                                 (53,907)          (1,222)
Payment of life insurance premiums and other                          (272)            (274)
                                                               -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                              (67,695)          (8,066)
                                                               -----------      -----------

Cash Flows from Financing Activities:
Borrowings under (repayments on) lines of credit, net               14,508             (634)
Proceeds from issuance of long-term obligations                     73,466            9,625
Principal payments of long-term obligations                        (24,048)          (2,972)
Decrease (increase) in restricted cash and equivalents                 730           (8,921)
Debt issue costs                                                    (1,460)            (181)
Cash dividends paid                                                   (246)            (231)
Repurchase of common shares                                         (1,438)
Capital contribution from minority shareholder                         147
Proceeds from exercise of employee stock options and other              91              202
                                                               -----------      -----------
Net cash provided by (used in) financing activities                 61,750           (3,112)
                                                               -----------      -----------
Effect of exchange rate changes on cash and equivalents                 (5)
                                                               -----------      -----------
Net increase (decrease) in cash and equivalents                      1,600           (2,244)
Cash and equivalents at beginning of period                          1,644            2,510
                                                               -----------      -----------
Cash and equivalents at end of period                          $     3,244      $       266
                                                               ===========      ===========


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

Weighted average shares outstanding and earnings per share for the three and six months ended December 31, 1997 have been restated to give effect to a 5% share dividend declared on October 28, 1998 and paid on November 16, 1998 to shareholders of record on November 2, 1998.


Reclassifications - Certain reclassifications have been made to the Balance Sheet as of June 30, 1998 and to the Statements of Operations and Comprehensive Income for the three and six months ended December 31, 1997 in order to conform to fiscal 1999 presentations.


2.   BUSINESS COMBINATION

Effective October 1, 1998, the Company, through its wholly-owned subsidiary, Autocam France SARL ("AF"), a French limited liability company, acquired the rights to all the outstanding common shares of Compagnie Financiere du Leman SA ("CFL"), a French holding corporation, which owns all of the equity interest of Frank & Pignard SA, a French corporation ("F&P") for 300 million French Francs ("FF"). The Company has agreed to pay a maximum additional amount of FF60 million based upon the ability of F&P to meet certain predetermined operating performance goals in 1999.

F&P, located in Cluses, France, is a leading manufacturer of precision-machined metal components consisting primarily of power steering, diesel fuel injection and braking system components to leading global automotive manufacturers and their tier-one suppliers. Through the stock purchase, which was accounted for under the purchase method of accounting, AF acquired all the operating assets of F&P, which includes its machinery and equipment and leases of the manufacturing facilities, and assumed all its liabilities, including $20 million in bank debt.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998



2.   BUSINESS COMBINATION - CONCLUDED

The purchase price was financed through a $140 million credit facility with the Company's primary lending institution, as agent (the "Agreement"), which includes a $70 million five-year revolving credit facility, a FF281 million ($50 million) five-year acquisition term note used directly to fund the purchase of F&P, and a FF112 million ($20 million) six-year term note used to refinance existing F&P debt.

The following unaudited pro forma combining condensed statements of operations for the six months ended December 31, 1998 and 1997 are based upon the historical consolidated statements of operations of the Company and the consolidated statements of operations of CFL for those periods presented, after giving effect to the acquisition as if such transaction had occurred on July 1, 1997. These pro forma results are based upon assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. Such adjustments include interest expense that would have been incurred to finance the purchase, less depreciation expense based on the fair market value of the property and equipment acquired, the amortization of goodwill arising from the transaction ($18.2 million), and the corresponding tax effects of the pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions taken place on July 1, 1997 or which may be reported in the future.

                                                        FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
In thousands, except per share data                          (UNAUDITED)
                                                      --------------------------
                                                        1998            1997
                                                      ----------      ----------
Sales                                                 $   98,115      $   77,546
Net income                                                 2,419           4,266
Diluted net income per share                          $      .37      $      .66

3.   INVENTORIES

Inventories consist of the following:

                                                DECEMBER 31, 1998
In thousands                                       (unaudited)      JUNE 30, 1998
                                                -----------------   ------------
Raw materials                                      $      3,256     $      1,510
Production supplies                                       2,871            1,249
Work in-process                                           7,721            2,501
Finished goods                                            3,503            1,129
                                                   ------------     ------------
Total inventories                                  $     17,351     $      6,389
                                                   ============     ============

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998



4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

                                                  DECEMBER 31, 1998
In thousands                                        (UNAUDITED)      JUNE 30, 1998
                                                  -----------------   ------------
Land and improvements                               $      1,904      $      1,769
Buildings and improvements                                 9,770             6,815
Leasehold improvements                                       478               418
Machinery and equipment                                  148,268            73,222
Furniture and fixtures                                     4,776             3,932
Construction in progress                                      43             2,450
                                                    ------------      ------------
Total                                                    165,239            88,606
Accumulated depreciation and amortization                (28,595)          (24,185)
                                                    ------------      ------------
Property, plant and equipment, net                  $    136,644      $     64,421
                                                    ============      ============

5.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of December 31, 1998):

                                               DECEMBER 31, 1998
In thousands                                      (UNAUDITED)       JUNE 30, 1998
                                               -----------------    -------------
Revolving credit loan with banks, 5.32-7.625%     $     47,162      $      7,001
Acquisition term note with banks, 7.07%                 50,263
Term note with banks, 3.82%                             20,007            22,051
Industrial Revenue Bonds, 4.2%                           8,615             9,000
Note payable to Propart Corporation, 12%                 1,551             4,320
Lines of credit and other                                1,881             2,033
                                                  ------------      ------------
Total                                                  129,479            44,405
Current maturities                                      (1,659)           (6,554)
                                                  ------------      ------------
Long-term                                         $    127,820      $     37,851
                                                  ============      ============

In connection with the Agreement, all of the Company's existing debt due its primary lending institution was refinanced using a $70 million revolving credit facility. There are no principal obligations due under the Agreement for more than one year. Interest is due monthly on all facilities under the Agreement at variable interest rates. The Agreement includes certain covenants requiring the Company to maintain minimum levels of tangible net worth and prohibits the Company from exceeding certain leverage ratios.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998


6.   INCOME TAXES

Income taxes as a percentage of income before tax provision and minority interest were 38.2% and 36.1% for the three months ended December 31, 1998 and 1997, respectively, and 42.6% and 35.8% for the six months ended December 31, 1998 and 1997, respectively. The effective tax rates for the fiscal 1999 periods presented exceeded the U.S. Federal statutory rate due in part France's higher Federal statutory rate of 41.67%. Additionally, the effective tax rate for the six months ended December 31, 1998 was higher than the statutory rate due to the recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation.

7.   SUBSEQUENT EVENT

In January 1999, the Brazilian government permitted its currency to trade freely against the U.S. Dollar, resulting in a significant devaluation of the Real versus the U.S. Dollar. Between November 30, 1998 (Autocam do Brasil's fiscal quarter end) and February 8, 1999, the total devaluation was 59%. Since the Brazilian economy is not considered to be hyperinflationary (as defined by U.S. generally accepted accounting principles), the Company expects no materially negative impact on its future earnings; however, the devaluation will impair the book value of net assets employed by Autocam do Brasil and it will negatively impact comprehensive income. If the Brazilian economy were to lapse into a hyperinflationary cycle, a material weakening of the Real versus the U.S. Dollar could have an impact on the earnings of the Company.

8.   STOCK-BASED COMPENSATION

The Company has reserved 826,875 common shares for issuance to employees under the 1991 Incentive Stock Option Plan (the "Plan"). Options are not exercisable prior to twelve months from or ten years after the grant date. Options granted vest at a rate of twenty percent annually over a five-year period. Had the Company accounted for the Plan based on the fair value of awards at the grant dates as prescribed by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been decreased as indicated below.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1998



8.   STOCK-BASED COMPENSATION - CONCLUDED

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
In thousands of U.S. dollars,          DECEMBER 31,                DECEMBER 31,
except per share data             -----------------------     -----------------------
                                    1998          1997          1998          1997
                                  ---------     ---------     ---------     ---------
Net income:
    As reported                   $   2,099     $   2,104     $   2,276     $   3,239
    Pro forma                         2,006         2,000         2,090         3,033

Basic net income per share:
    As reported                   $     .33     $     .33     $     .36     $     .51
    Pro forma                           .32           .32           .33           .48

Diluted net income per share:
    As reported                   $     .32     $     .32     $     .35     $     .50
    Pro forma                           .31           .31           .32           .47

The effects of applying SFAS 123 on a pro forma basis may not be representative of the effects on reported pro forma net income for future periods as the estimated compensation costs reflect only options vesting after June 30, 1995. Under the methodology of SFAS 123, the fair value of the Company's fixed stock options was estimated at the date of grant using the Black-Scholes option-pricing model. The multiple option approach was used, with the following weighted-average assumptions for all periods presented: dividend yield, .48%; expected volatility, 45.28%; risk-free interest rate, 4%; and, expected life of options, 10 years.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                DECEMBER 31, 1998



9.   SUPPLEMENTAL CASH FLOW INFORMATION

The following is a reconciliation of net income to net cash provided by operating activities and other supplemental cash flow information:

                                                                      FOR THE SIX MONTHS ENDED
                                                                            DECEMBER 31,
In thousands                                                                (UNAUDITED)
                                                                      ------------------------
                                                                        1998           1997
                                                                      ---------      ---------
Net income                                                            $   2,276      $   3,239
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                        6,088          3,539
     Deferred taxes                                                       1,480            589
     Minority interest in net income and other, net                          94
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                             (6,962)        (1,733)
         Inventories                                                     (1,495)           445
         Prepaid expenses and other current assets                         (226)           (75)
         Other long-term assets                                             (88)           207
         Accounts payable                                                 4,202          1,243
         Accrued liabilities                                                913          1,578
         Deferred credits and other                                       1,268            (98)
                                                                      ---------      ---------
Net cash provided by operating activities                             $   7,550      $   8,934
                                                                      =========      =========

Details of F&P acquisition:
Fair value of assets acquired                                         $ 125,647
Cash paid                                                               (52,102)
Professional fees paid                                                   (1,632)
                                                                      ---------
LIABILITIES ASSUMED                                                   $  71,913
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION - According to terms of the agreement to acquire a controlling interest in Autocam do Brasil, the final purchase price could be reduced as a result of a deficiency in earnings before interest and taxes from an agreed-upon level during the eighteen months ending June 30, 1999. Based on actual results through November 30, 1998 and forecasted results for the six months ending May 31, 1999, it was concluded that the maximum purchase price adjustment will be realized, and therefore, Goodwill and Long-Term Debt were reduced by $2.5 million during the quarter ended December 31, 1998.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1998



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


                              BUSINESS COMBINATION

Effective October 1, 1998, the Company, through its wholly-owned subsidiary, Autocam France SARL ("AF"), a French limited liability company, acquired the rights to all the outstanding common shares of Compagnie Financiere du Leman SA ("CFL"), a French holding corporation, which owns all of the equity interest of Frank & Pignard SA, a French corporation ("F&P") for 300 million French Francs ("FF"). The Company has agreed to pay a maximum additional amount of FF60 million based upon the ability of F&P to meet certain predetermined operating performance goals in 1999.

F&P, located in Cluses, France, is a leading manufacturer of precision-machined metal components consisting primarily of power steering, diesel fuel injection and braking system components to leading global automotive manufacturers and their tier-one suppliers. Through the stock purchase, which was accounted for under the purchase method of accounting, AF acquired all the operating assets of F&P, which includes its machinery and equipment and leases of the manufacturing facilities, and assumed all its liabilities, including $20 million in bank debt.

The purchase price was financed through a $140 million credit facility with the Company's primary lending institution, as agent (the "Agreement"), which includes a $70 million five-year revolving credit facility, a FF281 million ($50 million) five-year acquisition term note used directly to fund the purchase of F&P, and a FF112 million ($20 million) six-year term note used to refinance existing F&P debt.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                DECEMBER 31, 1998



                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                            DECEMBER 31,              DECEMBER 31,
                                        --------------------      --------------------
                                         1998         1997         1998         1997
                                        -------      -------      -------      -------
Sales                                     100.0%       100.0%       100.0%       100.0%
Cost of sales                              84.0%        75.6%        84.5%        77.8%
                                        -------      -------      -------      -------
Gross profit                               16.0%        24.4%        15.5%        22.2%
Selling, general and administrative         5.0%         6.3%         5.7%         6.1%
                                        -------      -------      -------      -------
Income from operations                     11.0%        18.1%         9.8%        16.1%
Interest and other expense, net             4.2%         3.0%         4.0%         3.2%
Minority interest in net income              .3%          .4%
                                                     -------      -------      -------
Income before tax provision                 6.5%        15.1%         5.4%        12.9%
Tax provision                               2.6%         5.5%         2.5%         4.6%
                                        -------      -------      -------      -------
Net income                                  3.9%         9.6%         2.9%         8.3%
                                        =======      =======      =======      =======

SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three- and six-month periods ended December 31, 1998 and 1997:

                           FOR THE THREE MONTHS ENDED DECEMBER 31,            FOR THE SIX MONTHS ENDED DECEMBER 31,
                         --------------------------------------------      --------------------------------------------
                                 1998                    1997                     1998                     1997
                         -------------------      -------------------      -------------------      -------------------
Transportation:
  Fuel systems           $24,266        44.6%     $12,610        57.9%     $40,083        51.1%     $22,781        58.1%
  Power steering
   systems                16,899        31.1       16,899        21.6
  Braking systems          5,719        10.5        4,035        18.5        9,756        12.4        8,078        20.6
  Other                    3,735         6.8          466         2.1        4,881         6.2          894         2.3
                         -------     -------      -------     -------      -------     -------      -------     -------
Total transportation      50,619        93.0       17,111        78.5       71,619        91.3       31,753        81.0

Medical devices            2,929         5.4        2,453        11.3        5,397         6.9        4,323        11.0
Computer electronics         207          .4        1,950         8.9          217          .3        2,620         6.7
Other                        650         1.2          281         1.3        1,191         1.5          528         1.3

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                DECEMBER 31, 1998



SALES - CONCLUDED

Sales of components for fuel system applications were $24,266,000 and $40,083,000 for the three and six months ended December 31, 1998, respectively, representing increases of 92% and 76%, respectively, from sales of the same periods in the prior year. The Company gained market share through the acquisitions of F&P and a controlling interest in Qualipart Industria E Comercio, Ltda. ("Qualipart"), subsequently renamed, Autocam do Brasil Usinagem, Ltda. ("Autocam do Brasil") in January 1998. These subsidiaries generated sales of diesel fuel injection components totaling $8,259,000 and $11,349,000 during the three and six months ended December 31, 1998. Additionally, one of the Company's largest fuel systems customers embarked on a new fuel injector program subsequent to the first quarter of fiscal 1998 and two others increased demand for components for their new injector programs during the first quarter of fiscal 1999 relative to the same period in fiscal 1998. Together, these positive factors added $3,967,000 and $6,610,000 in sales for the three and six months ended December 31, 1998, respectively, versus the same respective periods in fiscal 1998, which more than offset the negative sales impact associated with the loss of sales of mature product caused by the July 1998 strike at General Motors Corporation.

The Company's acquisition of F&P added power steering system components to the Company's product offerings, and the acquisitions of F&P and Autocam do Brasil resulted in additional sales of braking and other transportation system components. All sales of power steering components are to European-based customers through F&P.

Sales of medical device components were $2,929,000 and $5,397,000 for the three and six months ended December 31, 1998, respectively, representing increases of 19% and 25%, respectively, as compared to the same period in the prior year. The three- and six-month sales reported for fiscal 1999 include a cancellation charge received from a significant coronary stent customer totaling $1,189,000. This cancellation charge was negotiated with the intent to offset the cost of underutilized labor and equipment left idle by the cessation of business with this customer.

Sales of components for computer electronic applications declined $1,743,000 and $2,403,000 when comparing the three- and six-month periods ended December 31, 1998 to the same periods in fiscal 1998. During the three and six months ended December 31, 1997, the Company produced and sold key components used in computer microprocessor subassemblies and specialty metal fasteners used in the manufacture of suspension assemblies for rigid disk drives. The Company had virtually no sales to this industry during the fiscal 1999 periods presented as short product life cycles eliminated these components.

The Company expects significant sales growth over the balance of fiscal 1999 due to incremental sales of $49 million from F&P, and the continued expansion of fuel system component sales as new injector programs move toward full production. These sales gains are expected to be partially offset by a decline in sales of coronary stents of $1,200,000 over the remainder of fiscal 1999 caused by the cancellation of a contract by a stent customer.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                DECEMBER 31, 1998



GROSS PROFIT

Gross profit percentages fell 8.4% and 6.7% (as a percentage of sales) for the three and six months ended December 31, 1998, respectively, versus the same respective periods in fiscal 1998. The three- and six-month declines can be attributed to the following factors:

o F&P generated a lower gross profit percentage than that historically generated by the Company which reduced the gross margin percentages by 2.8% and 1.3% (as a percentage of sales) when comparing the three and six month periods of fiscal 1999 to those of fiscal 1998, respectively.

o There has been a fundamental shift in the mix of sales by the Company's U.S. operations. In certain instances, customers have phased out mature products as they change from old to new generation fuel and braking systems. The Company historically experiences lower margins on new program start-ups until its continuous improvement efforts can improve manufacturing efficiencies and reduce waste. The Company was involved in five major program start-ups during the six months ended December 31, 1998.

o The Company expected to begin production on a new braking system program for its largest customer in the summer of 1998. The program was delayed until the third quarter of fiscal 1999; however, the Company had the necessary labor and equipment resources in place as of July 1998. Such resources were underutilized during the six-month period ended December 31, 1998.

o The Company experienced manufacturing difficulties resulting from the transfer of production for a key customer of its Brazilian operation to one of its U.S. facilities. The customer expedited the timetable for this transfer of production, which caused the Company to incur significantly more start-up costs than originally anticipated depressing the Company's overall gross profit percentage by a minimum of 1% (as a percentage of sales) for both fiscal 1999 periods presented when comparing to the same periods in fiscal 1998.

Gross profit for the six months ended December 31, 1998 was also negatively impacted by labor work stoppages at the Company's largest fuel system customer's facilities. Direct and indirect sales to that customer were lower than expected, and the Company's ability to reduce costs, particularly labor, was largely dictated by the West Michigan market for skilled machinists. With an area unemployment rate of 2-3%, management concluded that laying off quality machinists in answer to a short-term demand decline would adversely affect the Company's ability to attain future growth objectives if it were unable to retain its skilled labor base.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                DECEMBER 31, 1998



GROSS PROFIT - CONCLUDED

Management expects that gross profit, as a percentage of sales, for the remainder of the fiscal year should approximate levels experienced during the quarter ended December 31, 1998. Over the next six months, management expects the growth in demand for new fuel systems program components should allow for improved labor and equipment utilization typically gained through continuous improvement activities, thereby improving gross profit. However, the benefit of these improvement plans will be offset by the loss in margin expected from a reduction in coronary stent sales. Such products tend to generate margins higher than those typically experienced by the sale of components to the transportation industry.

In fiscal 2000, management expects continued improvement in gross profit through the implementation of its production and inventory control systems at its foreign operations, which it expects will significantly improve labor and equipment productivity.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 5% and 5.7% for the three and six months ended December 31, 1998 versus 6.3% and 6.1% of sales for the respective periods in fiscal 1998. These expenses decreased as a percentage of sales due to the inclusion of F&P's operating results in the Company's statements of operations. F&P's selling, general and administrative expenses have historically approximated 4% of sales. Management expects that selling, general and administrative expenses, as a percentage of sales, will approximate fiscal 1999 second quarter levels during the remainder of fiscal 1999.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense for the three and six months ended December 31, 1998 increased $1,657,000 and $1,839,000, respectively, from the same respective periods in the previous year. This increase is due primarily to an increase in average borrowings outstanding during the fiscal 1999 periods presented caused by the acquisitions of Autocam do Brasil for $7.5 million and F&P for $73 million, including $20 million in bank debt assumed on the acquisition date.

Management anticipates that interest and other expense over the next six months will approximate $2.8-$3.0 million each quarter. The increase in expense can be attributed to the increase in bank borrowings as a result of the Autocam do Brasil and F&P acquisitions and the financing of planned capital expenditures.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                DECEMBER 31, 1998



TAX PROVISION

Income taxes as a percentage of income before tax provision and minority interest were 38.2% and 36.1% for the three months ended December 31, 1998 and 1997, respectively, and 42.6% and 35.8% for the six months ended December 31, 1998 and 1997, respectively. The effective tax rates for the fiscal 1999 periods presented exceeded the statutory rate due in part to France's higher Federal statutory rate of 41.67%. Additionally, the effective tax rate for the six months ended December 31, 1998 was higher than the U.S. Federal statutory rate due to the recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation.

Effective January 1, 1999, the French government lowered the French Federal statutory income tax rate to 40%. As a result, the Company expects to recognize a tax benefit through the reduction of F&P's deferred tax liability, thereby lowering the Company's overall effective tax rate to approximately 32% over the remainder of the current fiscal year.


                         LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate credit facilities and cash available to meet its working capital and capital expenditure needs for the foreseeable future. The Agreement includes a $70 million five-year revolving credit facility, a $50 million five-year acquisition term note and a $20 million six-year term note. In connection therewith, all of the Company's existing bank debt was refinanced using the $70 million revolving credit facility. The Company has $14.2 million in borrowing availability under the revolving credit facility as of December 31, 1998. Principal obligations due under the revolving credit facility are due at the expiration of the facility. Principal obligations under the $50 million and $20 million term notes are as follows:

In thousands                               $50 MILLION NOTE       $20 MILLION NOTE
                                           ----------------       ----------------
     Fiscal 2000                              $  5,000
     Fiscal 2001                                12,500
     Fiscal 2002                                15,000
     Fiscal 2003                                15,000
     Fiscal 2004                                 2,763                 $12,500
     Thereafter                                                          7,507
                                              --------                 -------
     Total                                    $ 50,263                 $20,007
                                              ========                 =======

Interest is due monthly on all facilities under the Agreement at variable interest rates. The Agreement includes certain covenants requiring the Company to maintain minimum levels of tangible net worth and prohibits the Company from exceeding certain leverage ratios.

New equipment placed into service and deposits paid on future equipment purchases during the six months ended December 31, 1998 totaling $13.7 million were financed primarily through operating cash flows and borrowings under the Company's revolving credit facility.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                DECEMBER 31, 1998



                   LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

In order to meet demand primarily from transportation customers, management will purchase $15.6 million of equipment over the next six months (on which deposits of $3.4 million had been placed as of December 31, 1998). Management expects to finance these purchases with cash on hand, restricted cash and equivalents, operating cash flows, operating leases and bank borrowings under its new credit facility. Additionally, certain of the aforementioned capital expenditure requirements will be required by the Company's Brazilian operations. Approximately $3.5 million of this investment is expected to be financed through capital contributions by Autocam do Brasil's minority shareholder.


                            IMPACT OF YEAR 2000 ISSUE

The Company recognizes the importance of the Year 2000 issue and has been giving high priority to it. In July 1998, the Company created a Year 2000 project team to supervise a comprehensive risk-based assessment of the Company's Year 2000 readiness. The team's objective is to insure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes software, hardware, electronic data interchange, manufacturing and lab equipment, environmental and safety systems, facilities, utilities and supplier readiness. Since the Company makes predominate use of recent operating versions of packaged computer applications in its business and believes such applications to be Year 2000 compliant, management considers the risk of a material adverse effect on the operations of the Company to be remote. As of December 31, 1998, the Company had spent $10,000 in connection with the planned assessment.

The Company is utilizing both internal and external resources to remediate and test all applications and computer, manufacturing and facilities equipment that may be adversely impacted by Year 2000 issues. Evaluation of the most serious Year 2000 compliance issues for information systems resident in United States facilities was completed in January 1999 and is expected to be completed for foreign facilities by July 1999. Management expects to complete its assessment, employing an outside consultant to assist therein, during the third and fourth quarters of fiscal 1999 at an additional cost not expected to exceed $50,000. Costs to test and remediate its systems, if any, are not expected to exceed $200,000.

In addition to internal Year 2000 software and equipment remediation activities, the Company has contacted its key suppliers and all its electronic commerce customers to assess their compliance. There can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its diligent actions with suppliers and customers will minimize these risks. In any event, the Company believes that it has adequate back-up manual and contingency systems in place that will allow it to ship its primary products and invoice its customers in the unlikely event that its assessment, testing and remediation efforts do not detect a materially adverse Year 2000 compliance problem in its software or equipment or with its suppliers or customers.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                DECEMBER 31, 1998



                      IMPACT OF YEAR 2000 ISSUE - CONCLUDED

The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were derived utilizing multiple assumptions of future events including the continued availability of certain resources, third-party modification plans and implementation success, and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for Year 2000 compliance. These developments include, but are not limited to, (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer code and equipment, and (iii) the planning and modification success attained by the Company's suppliers and customers.


                          FOREIGN CURRENCY TRANSACTIONS

In January 1999, the Brazilian government permitted its currency to trade freely against the U.S. Dollar, resulting in a significant devaluation of the Real versus the U.S. Dollar. Between November 30, 1998 (Autocam do Brasil's fiscal quarter end) and February 8, 1999, the total devaluation was 59%. Since the Brazilian economy is not considered to be hyperinflationary (as defined by U.S. generally accepted accounting principles), the Company expects no materially negative impact on its future earnings; however, the devaluation will impair the book value of net assets employed by Autocam do Brasil and it will negatively impact comprehensive income. If the Brazilian economy were to lapse into a hyperinflationary cycle, a material weakening of the Real versus the U.S. Dollar could have an impact on the earnings of the Company.

On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and adopted the Euro as their new common currency. The Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. Beginning on January 1, 2002, Euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to assess and address the potential impact to its French operations that may result from the Euro conversion. These issues include, but are not limited to, (1) the technical challenges to adapt information systems to accommodate Euro transactions, (2) the impact on currency exchange rate risks, (3) the impact on existing contracts, and (4) tax and accounting implications. The Company expects that the Euro conversion will not have a material adverse impact on its financial condition or results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 12, 1999


                                             Autocam Corporation
                                             -------------------

                                             /s/ John C. Kennedy
                                             -----------------------------------
                                             John C. Kennedy
                                                  Principal Executive Officer

                                             /s/ Warren A. Veltman
                                             -----------------------------------
                                             Warren A. Veltman
                                                  Principal Financial and
                                                  Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
  NO.              DESCRIPTION
-------            -----------
Exhibit 10.1       Second Amended and Restated Revolving Credit and Term Note
                   Agreement, dated November 12, 1998, between Comerica Bank, as agent, and the Registrant.

Exhibit 27         Financial Data Schedule