Form 10-Q
period 1999-03-31
AUTOCAM CORP/MI
filed 1999-05-14
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For The Quarter Ended March 31, 1999
                         Commission File Number 0-19544




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


                    Yes   X                    No
                       -------                   -------

The number of Common Shares outstanding at May 7, 1999 was 6,306,624.



                                     1 of 21

                                      INDEX





PART I - FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------
Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 1999 and
                  June 30, 1998                                                     3

              Consolidated Statements of Operations and Comprehensive
                  Income for the Three and Nine Months Ended March 31,
                  1999 and 1998                                                     4

              Consolidated Statements of Cash Flows for the Nine Months
                  Ended March 31, 1999 and 1998                                     5

              Notes to Consolidated Financial Statements                         6 - 11

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           12 - 20



PART II - OTHER INFORMATION

Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Default Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       Exhibits and Reports on Form 8-K - None.


                               AUTOCAM CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                MARCH 31, 1999
In thousands, except share data                                  (UNAUDITED)               JUNE 30, 1998
                                                                 -----------               -------------

ASSETS

CURRENT ASSETS:
Cash and equivalents                                                 $   1,541                $   1,644
Accounts receivable                                                     42,408                   11,680
Inventories                                                             15,450                    6,389
Prepaid expenses and other current assets                                1,586                    1,088
                                                                     ---------                ---------
TOTAL CURRENT ASSETS                                                    60,985                   20,801

PROPERTY, PLANT AND EQUIPMENT, NET                                     132,460                   64,421
RESTRICTED CASH AND EQUIVALENTS                                          1,936                    5,008
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                               26,376                   14,366
OTHER LONG-TERM ASSETS                                                  10,941                    8,853
                                                                     ---------                ---------
TOTAL ASSETS                                                         $ 232,698                $ 113,449
                                                                     =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations                          $   2,437                $   6,554
Accounts payable                                                        22,548                    7,831
Accrued liabilities:
     Compensation, related benefits and withholdings                     8,370                    1,956
     Other                                                               2,928                    1,334
                                                                     ---------                ---------
TOTAL CURRENT LIABILITIES                                               36,283                   17,675

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                       118,496                   37,851
DEFERRED TAXES                                                          26,394                   10,051
DEFERRED CREDITS AND OTHER                                               5,619                      561
MINORITY INTEREST                                                        2,382                    2,250

SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no shares
     issued or outstanding
Common stock - 10,000,000 shares authorized;
     6,306,624 and 6,102,568 shares issued and outstanding
     as of March 31, 1999 and June 30, 1998, respectively               34,542                   31,840
Deferred compensation                                                     (375)                    (491)
Accumulated comprehensive income, including related tax
     benefits                                                           (4,290)                     (34)
Retained earnings                                                       13,647                   13,746
                                                                     ---------                ---------
TOTAL SHAREHOLDERS' EQUITY                                              43,524                   45,061
                                                                     ---------                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 232,698                $ 113,449
                                                                     =========                =========


See notes to consolidated financial statements.

                              AUTOCAM CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                      FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                               MARCH 31,                               MARCH 31,
                                                   ----------------------------------      ----------------------------------
In thousands, except per share data                    1999                1998                1999                1998
                                                       ----                ----                ----                ----

Sales                                                 $ 51,181            $ 24,790           $ 129,605           $ 64,014
Cost of sales                                           43,149              18,286             109,454             48,786
                                                      --------            --------           ---------           --------
Gross profit                                             8,032               6,504              20,151             15,228
Selling, general and administrative                      2,727               1,721               7,199              4,145
                                                      --------            --------           ---------           --------
Income from operations                                   5,305               4,783              12,952             11,083
Interest and other expense, net                          1,995                 801               5,090              2,056
Minority interest in net income                            286                  81                 623                 81
                                                      --------            --------           ---------           --------
Income before tax provision                              3,024               3,901               7,239              8,946
Tax provision                                              982               1,419               2,920              3,224
                                                      --------            --------           ---------           --------
NET INCOME                                            $  2,042            $  2,482           $   4,319           $  5,722
                                                      ========            ========           =========           ========
BASIC NET INCOME PER SHARE                                $.32                $.39                $.68               $.90
                                                      ========            ========           =========           ========
DILUTED NET INCOME PER SHARE                              $.32                $.38                $.66               $.88
                                                      ========            ========           =========           ========
Basic weighted average shares outstanding                6,307               6,350               6,362              6,326
Diluted weighted average shares outstanding              6,442               6,581               6,545              6,521
Dividends declared per share                              $.02                $.04                $.08               $.08

STATEMENTS OF COMPREHENSIVE INCOME (LOSS):

Net income                                            $  2,042            $  2,482           $   4,319           $  5,722
Other comprehensive income:
     Foreign currency translation adjustments           (3,883)                (11)             (4,256)               (11)
     Tax benefit                                         1,359                   4               1,490                  4
                                                      --------            --------           ---------           --------
Other comprehensive income, net                         (2,524)                 (7)             (2,766)                (7)
                                                      --------            --------           ---------           --------
COMPREHENSIVE INCOME (LOSS)                          ($    482)           $  2,475           $   1,553           $  5,715
                                                      ========            ========           =========           ========


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            FOR THE NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      ---------------------------------------
In thousands                                                                1999                  1998
                                                                            ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                                 $123,570            $62,186
Cash paid to suppliers and employees                                         (104,432)           (46,169)
Income taxes paid                                                                (744)            (1,132)
Interest paid                                                                  (5,423)            (1,774)
                                                                            ---------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      12,971             13,111
                                                                            ---------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and deposits on equipment                                (21,568)           (11,950)
Proceeds from sale of equipment                                                   469                392
Acquisitions, net of cash received                                            (54,112)           (11,232)
Other                                                                              30               (395)
                                                                            ---------            -------
NET CASH USED IN INVESTING ACTIVITIES                                         (75,181)           (23,185)
                                                                            ---------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under (repayments on) lines of credit, net                          12,676               (798)
Proceeds from issuance of long-term obligations                                73,614             19,825
Principal payments of long-term obligations                                   (24,122)            (4,811)
Decrease (increase) in restricted cash and equivalents                          3,071             (5,561)
Debt issue costs                                                               (1,632)              (194)
Cash dividends paid                                                              (372)              (351)
Repurchase of common shares                                                    (1,438)
Capital contribution from minority shareholder                                    945                 26
Other                                                                             102                442
                                                                            ---------            -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      62,844              8,578
                                                                            ---------            -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                          (737)
                                                                            ---------            -------
Net decrease in cash and equivalents                                             (103)            (1,496)
Cash and equivalents at beginning of period                                     1,644              2,510
                                                                            ---------            -------
Cash and equivalents at end of period                                       $   1,541            $ 1,014
                                                                            =========            =======

See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



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

Weighted average shares outstanding and earnings per share for the three and nine months ended March 31, 1998 have been restated to give effect to a 5% share dividend declared on October 28, 1998 and paid on November 16, 1998 to shareholders of record on November 2, 1998.

RECLASSIFICATIONS - Certain reclassifications have been made to the Balance Sheet as of June 30, 1998, the Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 1998 and the Statement of Cash Flows for the nine months ended March 31, 1998 in order to conform to fiscal 1999 presentations.


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

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999



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

The following unaudited pro forma combining condensed statements of operations for the nine months ended March 31, 1999 and 1998 are based upon the historical consolidated statements of operations of the Company and the consolidated statements of operations of CFL for those periods presented, after giving effect to the acquisition as if such transaction had occurred on July 1, 1997. These pro forma results are based upon assumptions considered appropriate by management and include adjustments as considered necessary in the circumstances. Such adjustments include interest expense that would have been incurred to finance the purchase, less depreciation expense based on the fair market value of the property and equipment acquired, the amortization of goodwill arising from the transaction ($16.8 million), and the corresponding tax effects of the pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the acquisitions taken place on July 1, 1997 or which may be reported in the future.


                                                                       FOR THE NINE MONTHS ENDED
                                                                               MARCH 31,
In thousands, except per share data                                           (UNAUDITED)
                                                           --------------------------------------------------
                                                                    1999                        1998
                                                                    ----                        ----

Sales                                                              $149,296                    $123,793
Net income                                                            4,519                       8,207
Diluted net income per share                                       $    .69                    $   1.26


3.   INVENTORIES

Inventories consist of the following:


                                                                MARCH 31, 1999
In thousands                                                     (UNAUDITED)               JUNE 30, 1998
                                                                 -----------               -------------

     Raw materials                                                  $  2,909                   $1,510
     Production supplies                                               2,950                    1,249
     Work in-process                                                   6,971                    2,501
     Finished goods                                                    2,620                    1,129
                                                                    --------                   ------
     TOTAL INVENTORIES                                              $ 15,450                   $6,389
                                                                    ========                   ======

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999



4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:


                                                                MARCH 31, 1999
In thousands                                                     (UNAUDITED)               JUNE 30, 1998
                                                                 -----------               -------------

     Land and improvements                                        $    1,865                  $   1,769
     Buildings and improvements                                        9,807                      6,815
     Leasehold improvements                                              485                        418
     Machinery and equipment                                         146,501                     73,222
     Furniture and fixtures                                            5,165                      3,931
     Construction in progress                                             86                      2,451
                                                                  ----------                  ---------
     TOTAL                                                           163,909                     88,606
     Accumulated depreciation and amortization                       (31,449)                   (24,185)
                                                                  ----------                  ---------
     PROPERTY, PLANT AND EQUIPMENT, NET                           $  132,460                  $  64,421
                                                                  ==========                  =========


5.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (interest rates are as of March 31, 1999):


                                                               MARCH 31, 1999
In thousands                                                     (UNAUDITED)               JUNE 30, 1998
                                                                 -----------               -------------

     Revolving credit loan with banks, 5.16 - 7.09%               $   46,889                  $   7,001
     Acquisition term note with banks, 6.91%                          46,198
     Term note with banks, 3.51%                                      18,389                     22,051
     Industrial Revenue Bonds, 3.2%                                    8,615                      9,000
     Note payable to Propart Corporation, 12%                            707                      4,320
     Lines of credit and other                                           135                      2,033
                                                                  ----------                  ---------
     TOTAL                                                           120,933                     44,405
     Current maturities                                               (2,437)                    (6,554)
                                                                  ----------                  ---------
     LONG-TERM                                                    $  118,496                  $  37,851
                                                                  ==========                  =========


In April 1999, the Company initiated a process to redeem the Industrial Revenue bonds effective June 1, 1999. This debt will be refinanced using borrowings under the revolving credit loan with banks.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999



6.   INCOME TAXES

Income taxes as a percentage of income before tax provision and minority interest were 29.7% and 35.6% for the three months ended March 31, 1999 and 1998, respectively, and 37.1% and 35.7% for the nine months ended March 31, 1999 and 1998, respectively. The effective tax rate for the three months ended March 31, 1999 was less than the U.S. Federal statutory rate due primarily to the tax benefit recorded in connection with the reduction in France's Federal statutory rate from 41.67% to 40% on January 1, 1999. This rate reduction allowed the Company to reduce its liability for deferred taxes by $380,000.

The effective tax rate for the nine months ended March 31, 1999 exceeded the U.S. Federal statutory rate due primarily to the following:

- The recognition of French income taxes, which carry a statutory rate higher than that of the United States, net of the benefit discussed in the previous paragraph.
-    The recognition of state income taxes.
- The recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation during the first quarter of fiscal 1999.


7.   STOCK-BASED COMPENSATION

The Company has reserved 1,126,875 common shares, in aggregate, for issuance to employees under the 1991 Incentive Stock Option Plan and the 1998 Key Employee Stock Option Plan (together, the "Plans"). Options are not exercisable prior to twelve months from or ten years after the grant date. Options granted vest at a rate of twenty percent annually over a five-year period. Had the Company accounted for the Plans based on the fair value of awards at the grant dates as prescribed by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been decreased as indicated below.


                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
In thousands, except per share data                  MARCH 31,                               MARCH 31,
                                         -----------------------------------     -----------------------------------
                                              1999                1998                1999               1998
                                              ----                ----                ----               ----

     Net income:
         As reported                         $2,042              $2,482              $4,319             $5,722
         Pro forma                            1,946               2,381               4,029              5,417

     Basic net income per share:
         As reported                         $  .32              $  .39              $  .68             $  .90
         Pro forma                              .31                 .37                 .63                .86

     Diluted net income per share:
         As reported                         $  .32              $  .38              $  .66             $  .88
         Pro forma                              .30                 .36                 .62                .83


                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999



7.   STOCK-BASED COMPENSATION - CONCLUDED

The effects of applying SFAS 123 on a pro forma basis may not be representative of the effects on reported pro forma net income for future periods as the estimated compensation costs reflect only options vesting after June 30, 1995. Under the methodology of SFAS 123, the fair value of the Company's fixed stock options was estimated at the date of grant using the Black-Scholes option-pricing model. The multiple option approach was used, with the following weighted-average assumptions for all periods presented: dividend yield, 1%; expected volatility, 45.33%; risk-free interest rate, 4%; and, expected life of options, 10 years.


8.   SUPPLEMENTAL CASH FLOW INFORMATION

The following is a reconciliation of net income to net cash provided by operating activities and other supplemental cash flow information:



                                                                            FOR THE NINE MONTHS ENDED
                                                                                    MARCH 31,
In thousands                                                                       (UNAUDITED)
                                                                      ---------------------------------------
                                                                            1999                  1998
                                                                            ----                  ----

Net income                                                               $    4,319             $  5,722
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                           10,295                5,518
     Deferred taxes                                                           3,075                  789
     Minority interest in net income and other, net                             293                  100
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                                 (4,487)              (1,626)
         Inventories                                                           (801)                (203)
         Prepaid expenses and other current assets                              312                 (261)
         Other long-term assets                                               1,014                  (63)
         Accounts payable                                                    (1,192)                 952
         Accrued liabilities                                                 (1,271)               2,232
         Deferred credits and other                                           1,414                  (49)
                                                                          ---------              -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  12,971              $13,111
                                                                          =========              =======

DETAILS OF F&P ACQUISITION:
Fair value of assets acquired                                              $125,785
Cash paid                                                                   (52,102)
Professional fees paid                                                       (1,770)
                                                                           --------
LIABILITIES ASSUMED                                                        $ 71,913
                                                                           ========

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                 MARCH 31, 1999



8.   SUPPLEMENTAL CASH FLOW INFORMATION - CONCLUDED

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION - According to terms of the agreement to acquire a controlling interest in Autocam do Brasil, the final purchase price could be reduced as a result of a deficiency in earnings before interest and taxes from an agreed-upon level during the eighteen months ending June 30, 1999. During the quarter ended December 31, 1998, it was concluded that the maximum purchase price adjustment will be realized, and therefore, Goodwill and Long-Term Debt were reduced by $2.5 million during that quarter.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



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

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



                              RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:




                                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                        MARCH 31,                                  MARCH 31,
                                          ---------------------------------------    ---------------------------------------
                                                 1999                1998                   1999                1998
                                                 ----                ----                   ----                ----

Sales                                             100.0%              100.0%                100.0%               100.0%
Cost of sales                                      84.3%               73.8%                 84.5%                76.2%
                                                  -----               -----                 -----                -----
Gross profit                                       15.7%               26.2%                 15.5%                23.8%
Selling, general and administrative                 5.3%                6.9%                  5.5%                 6.5%
                                                  -----               -----                 -----                -----
Income from operations                             10.4%               19.3%                 10.0%                17.3%
Interest and other expense, net                     3.9%                3.2%                  3.9%                 3.2%
Minority interest in net income                      .6%                 .4%                   .5%                  .1%
                                                  -----               -----                 -----                -----
Income before tax provision                         5.9%               15.7%                  5.6%                14.0%
Tax provision                                       1.9%                5.7%                  2.3%                 5.1%
                                                  -----               -----                 -----                -----
NET INCOME                                         4.0%                10.0%                  3.3%                 8.9%
                                                  =====               =====                 =====                =====


SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three- and nine-month periods ended March 31, 1999 and 1998:


                             FOR THE THREE MONTHS ENDED MARCH 31,              FOR THE NINE MONTHS ENDED MARCH 31,
                         ---------------------------------------------    ----------------------------------------------
                                 1999                    1998                     1999                     1998
                         ---------------------    --------------------    ----------------------    --------------------
Transportation:
  Fuel systems             $21,202      41.4%      $13,427     54.2%       $ 61,285       47.3%      $36,208     56.6%
  Power steering
   systems                  13,397      26.2                                 30,296       23.4
  Braking systems            6,710      13.1         4,829     19.4          16,466       12.7        12,908     20.1
  Other                      7,249      14.2           708      2.9          12,130        9.3         1,601      2.5
                           -------     -----       -------    -----        --------       ----       -------    -----
Total transportation        48,558      94.9        18,964     76.5         120,177       92.7        50,717     79.2

Medical devices              1,351       2.6         2,462      9.9           6,747        5.2         6,785     10.6
Computer electronics            50        .1         2,728     11.0             268         .2         5,348      8.4
Other                        1,222       2.4           636      2.6           2,413        1.9         1,164      1.8

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



SALES - CONCLUDED

Sales of components for fuel system applications were $21,202,000 and $61,285,000 for the three and nine months ended March 31, 1999, respectively, representing increases of 58% and 69%, respectively, from sales of the same respective periods in the prior year. The Company gained market share through the acquisitions of F&P and a controlling interest in Qualipart Industria E Comercio Ltda., subsequently renamed Autocam do Brasil Usinagem Ltda. ("Autocam do Brasil") in January 1998. These subsidiaries generated sales of diesel fuel injection components totaling $3,874,000 and $15,223,000 during the three and nine months ended March 31, 1999. Additionally, the Company increased sales to existing fuel systems customers, due primarily to component sales on new fuel injector programs, which added $3,762,000 and $8,897,000 in sales for the three and nine months ended March 31, 1999, respectively, versus the same respective periods in fiscal 1998. These increases more than offset the negative sales impact during the fiscal 1999 nine-month period presented associated with the loss of sales of mature product caused by the July 1998 strike at General Motors Corporation.

The Company's acquisition of F&P added power steering system components to the Company's product offerings. All sales are to European-based customers. The acquisitions of F&P and Autocam do Brasil resulted in additional sales of braking and other transportation system components. In addition, the Company experienced growth in its U.S.-based braking system business due primarily to component sales on new braking system programs. Sales on these programs increased 33% when comparing both the three- and nine-month periods of fiscal 1999 to the same respective periods in fiscal 1998.

Sales of medical device components were $1,351,000 and $6,747,000 for the three and nine months ended March 31, 1999, respectively, representing decreases of 45% and 1%, respectively, as compared to the same respective periods in the prior year. The decline in sales when comparing the three-month periods presented can be primarily attributed to the cancellation of a contract with a significant cardiovascular stent customer in November 1998. Sales comparisons for the nine-month periods presented were less impacted by the loss of this business because the Company received a $1,189,000 cancellation charge in December 1998 negotiated with the intent to offset the cost of underutilized labor and equipment left idle by the cessation of business with this customer.

Sales of components for computer electronic applications declined $2,678,000 and $5,080,000 when comparing the three- and nine-month periods ended March 31, 1999 to the same periods in fiscal 1998. During the three and nine months ended March 31, 1998, the Company produced and sold key components used in computer microprocessor subassemblies and specialty metal fasteners used in the manufacture of suspension assemblies for rigid disk drives. The Company had virtually no sales to this industry during the fiscal 1999 periods presented as short product life cycles eliminated these components.

The Company expects significant sales growth during the fourth quarter of fiscal 1999 (in comparison to the fourth quarter of fiscal 1998) due to incremental sales of $24 million from F&P and the continued expansion of fuel and braking system component sales as new programs move toward full production. These sales gains are expected to be partially offset by a decline in sales of cardiovascular stents of $1,200,000 during the fourth quarter of fiscal 1999 (versus the same period in fiscal 1998) caused by the stent contract cancellation referred to in the second preceding paragraph.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



GROSS PROFIT

Gross profit (as a percentage of sales) fell by 10.5 and 8.3 percentage points for the three and nine months ended March 31, 1999, respectively, versus the same respective periods in fiscal 1998. The three- and nine-month declines can be attributed to the following factors:

- The loss of significant cardiovascular stent and computer electronics contracts (see Sales) had a detrimental impact on gross profit in both fiscal 1999 periods presented relative to those presented for fiscal 1998 as such contracts carried gross margins higher than those typically experienced in the transportation industry.

- There has been a fundamental shift in the mix of sales by the Company's U.S. operations. In certain instances, customers have phased out mature products as they change from old to new generation fuel and braking systems. The Company historically experiences lower margins on new program start-ups until its continuous improvement efforts can improve manufacturing efficiencies and reduce waste. The Company was involved in five major program start-ups during the nine months ended March 31, 1999.

- The Company expected to begin production on a new braking system program for its largest customer in the summer of 1998. The program was delayed until the third quarter of fiscal 1999; however, the Company had the necessary labor and equipment resources in place as of July 1998. Such resources were underutilized during the six-month period ended December 31, 1998.

- F&P generated a lower gross profit percentage than that historically generated by the Company during the nine months ended March 31, 1999 which reduced gross profit (as a percentage of sales) by nearly 1 percentage point when compared to the nine months ended March 31,1998.

- The Company experienced manufacturing difficulties resulting from the transfer of production for a key customer of its Brazilian operation to one of its U.S. facilities. The customer expedited the timetable for this transfer of production, which caused the Company to incur significantly more start-up costs than originally anticipated depressing the Company's overall gross profit (as a percentage of sales) by one-half of one percentage point for the fiscal 1999 nine-month period presented when comparing to the same period in fiscal 1998.

Gross profit for the nine months ended March 31, 1999 was also negatively impacted by work stoppages at the Company's largest fuel system customer's facilities. Direct and indirect sales to that customer were lower than expected, and the Company's ability to reduce costs, particularly labor, was largely dictated by the West Michigan market for skilled machinists. With an area unemployment rate of 2-3%, management concluded that laying off quality machinists in answer to a short-term demand decline would adversely affect the Company's ability to attain future growth objectives if it were unable to retain its skilled labor base.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



GROSS PROFIT - CONCLUDED

Management expects that gross profit (as a percentage of sales) for the fourth quarter of fiscal 1999 should improve by one percentage point over that reported in the quarter ended March 31, 1999. Over the next three months, management expects the growth in demand for new fuel systems program components should allow for improved labor and equipment utilization typically gained through continuous improvement activities, thereby improving gross profit. Management also anticipates early benefits through cost savings derived from the implementation of its production and inventory control systems at its foreign operations, and in the U.S. operations through various manufacturing cost improvements.

In fiscal 2000, management expects further improvement in gross profit through the continued implementation of its production and inventory control systems at its foreign operations, which it expects will significantly improve labor and equipment productivity. Gross profit improvement is also expected as a result of the planned consolidation of its Gaffney, South Carolina and Dowagiac, Michigan facilities.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses (as a percentage of sales) were 5.3% and 5.5% for the three and nine months ended March 31, 1999 versus 6.9% and 6.5% of sales for the respective periods in fiscal 1998. These expenses decreased as a percentage of sales due to the inclusion of F&P's operating results in the Company's statements of operations. F&P's selling, general and administrative expenses have historically approximated 4% of sales. Management expects that selling, general and administrative expenses, as a percentage of sales, will approximate fiscal 1999 third quarter levels during the fourth quarter of fiscal 1999.


INTEREST AND OTHER EXPENSE, NET

Net interest and other expense for the three and nine months ended March 31, 1999 increased $1,194,000 and $3,034,000, respectively, from the same respective periods in the previous year. These increases are due primarily to an increase in average borrowings outstanding during the fiscal 1999 periods presented caused by the acquisitions of Autocam do Brasil and F&P, which increased debt outstanding by $80.5 million. Amounts reported for the three and nine months ended March 31, 1999 included net foreign currency transaction gains of $708,000 and $739,000, respectively.

Management anticipates that interest and other expense over the next three months will approximate $2.4 million.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



TAX PROVISION

Income taxes as a percentage of income before tax provision and minority interest were 29.7% and 35.6% for the three months ended March 31, 1999 and 1998, respectively, and 37.1% and 35.7% for the nine months ended March 31, 1999 and 1998, respectively. The effective tax rate for the three months ended March 31, 1999 was less than the U.S. Federal statutory rate due primarily to the tax benefit recorded in connection with the reduction in France's Federal statutory rate from 41.67% to 40% on January 1, 1999. This rate reduction allowed the Company to reduce its liability for deferred taxes by $380,000.

The effective tax rate for the nine months ended March 31, 1999 exceeded the U.S. Federal statutory rate due primarily to the following:

- The recognition of French income taxes, which carry a statutory rate higher than that of the United States, net of the benefit discussed in the previous paragraph.
-    The recognition of state income taxes.
- The recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation during the first quarter of fiscal 1999.

Management expects the Company's effective tax rate to approximate 40% during the fourth quarter of fiscal 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate credit facilities and cash available to meet its working capital and capital expenditure needs for the foreseeable future. The Agreement includes a $70 million five-year revolving credit facility, a $50 million five-year acquisition term note and a $20 million six-year term note. In connection therewith, all of the Company's existing bank debt was refinanced during the second quarter of fiscal 1999 using the $70 million revolving credit facility. The Company has $14.5 million in borrowing availability under the revolving credit facility as of March 31, 1999. Principal obligations under the revolving credit facility are due at the expiration of the facility. Principal obligations under the $50 million and $20 million term notes are as follows:


In thousands                                                  $50 MILLION NOTE            $20 MILLION NOTE
                                                              ----------------            ----------------

     Fiscal 2000                                                    $  4,620
     Fiscal 2001                                                      11,550
     Fiscal 2002                                                      13,860
     Fiscal 2003                                                      13,860
     Fiscal 2004                                                       2,308                    $11,493
     Thereafter                                                                                   6,896
                                                                    --------                    -------
     TOTAL                                                          $ 46,198                    $18,389
                                                                    ========                    =======


                              AUTOCAM CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



                   LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

Interest is due monthly on all facilities under the Agreement at variable interest rates. The Agreement includes certain covenants requiring the Company to maintain minimum levels of tangible net worth and prohibits the Company from exceeding certain leverage ratios.

New equipment placed into service and deposits paid on future equipment purchases during the nine months ended March 31, 1999 totaling $20.9 million were financed primarily through operating cash flows and borrowings under the Company's revolving credit facility. The Company also acquired certain assets previously subject to an operating lease agreement at a cost of $662,000.

In order to meet demand primarily from transportation customers, management will purchase $9 million of equipment over the next quarter (on which deposits of $2.5 million had been placed as of March 31, 1999). Management expects to finance these purchases with cash on hand, restricted cash and equivalents, operating cash flows, operating leases and bank borrowings under its new credit facility. Additionally, certain of these planned capital expenditures will be required by the Company's Brazilian operations. Approximately $588,000 of this investment is expected to be financed through capital contributions by Autocam do Brasil's minority shareholder.


                            IMPACT OF YEAR 2000 ISSUE

The Company recognizes the importance of the Year 2000 issue and has been giving high priority to it. In July 1998, the Company created a Year 2000 project team to supervise a comprehensive risk-based assessment of the Company's Year 2000 readiness. The team's objective is to insure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes software, hardware, electronic data interchange, manufacturing and lab equipment, environmental and safety systems, facilities, utilities and supplier readiness. Since the Company makes predominate use of recent operating versions of packaged computer applications in its business and believes such applications to be Year 2000 compliant, management considers the risk of a material adverse effect on the operations of the Company to be remote. As of March 31, 1999, the Company had spent $16,000 in connection with the planned assessment.

The Company is utilizing both internal and external resources to remediate and test all applications and computer, manufacturing and facilities equipment that may be adversely impacted by Year 2000 issues. Evaluation of the most serious Year 2000 compliance issues for information systems resident in United States facilities was completed in January 1999 and is expected to be completed for foreign facilities by July 1999. Management expects to complete its assessment, employing an outside consultant to assist therein, during the fourth quarter of fiscal 1999 at an additional cost not expected to exceed $50,000. Costs to test and remediate its systems, if any, are not expected to exceed $200,000.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



                      IMPACT OF YEAR 2000 ISSUE - CONCLUDED

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


                          FOREIGN CURRENCY TRANSACTIONS

In January 1999, the Brazilian government permitted its currency to trade freely against the U.S. Dollar, resulting in a significant devaluation of the Real versus the U.S. Dollar. Between November 30, 1998 and February 28, 1999 (the beginning and end of Autocam do Brasil's third fiscal quarter), the total devaluation was 69%. Since the Brazilian economy is not considered to be hyperinflationary (as defined by U.S. generally accepted accounting principles), the Company expects no materially negative impact on its future earnings; however, the devaluation will impair the book value of net assets employed by Autocam do Brasil, and it will negatively impact comprehensive income. If the Brazilian economy were to lapse into a hyperinflationary cycle, a material weakening of the Real versus the U.S. Dollar could have an impact on the earnings of the Company.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                                 MARCH 31, 1999



                    FOREIGN CURRENCY TRANSACTIONS - CONCLUDED

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



Date:  May 14, 1999


                                             Autocam Corporation

                                             /s/ John C. Kennedy
                                             -----------------------
                                             John C. Kennedy
                                                Principal Executive Officer

                                             /s/ Warren A. Veltman
                                             -----------------------
                                             Warren A. Veltman
                                                Principal Financial and
                                                Accounting Officer

                                 Exhibit Index


Exhibit No.                       Description
-----------                       -----------

     27                           Financial Data Schedule