Form 10-K
period 1999-06-30
AUTOCAM CORP/MI
filed 1999-09-27
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                         ----------

                                    FORM 10-K

(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------   ---------------

                         Commission file number 0-19544

                               AUTOCAM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Michigan                                       38-2790152
         --------                                       ----------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

       4070 East Paris Ave., Kentwood, Michigan                 49512
       ----------------------------------------                 -----
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

                                   Common Stock, Without Par Value
                          ----------------------------------------------------
                                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock of the Registrant held by non-affiliates was $44,091,740 as of September 15, 1999.

The number of shares outstanding of the Registrant's common stock as of September 15, 1999 was 6,311,090 shares of common stock without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                   [Cover page 2 of 2]

                               AUTOCAM CORPORATION
                                    FORM 10-K
                            Year Ended June 30, 1999
                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I.
         Item 1.             Business                                                                        4-9
         Item 2.             Properties                                                                      9-10
         Item 3.             Legal Proceedings                                                                10
         Item 4.             Submission of Matters to a Vote of Security-Holders                              10

PART II.
         Item 5.             Market for Registrant's Common Equity and Related Shareholder Matters            11
         Item 6.             Selected Financial Data                                                          11
         Item 7.             Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations                                                               11
         Item 8.             Financial Statements and Supplementary Data                                      11
         Item 9.             Changes in and Disagreements With Accountants on Accounting and
                                  Financial Disclosure                                                        12

PART III.
         Item 10.            Directors and Executive Officers of the Registrant                              12-14
         Item 11.            Executive Compensation                                                          14-19
         Item 12.            Security Ownership of Certain Beneficial Owners and Management                   19
         Item 13.            Certain Relationships and Related Transactions                                  20-21

PART IV.
         Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K - Index         21-25

SIGNATURES
         Principal Executive Officer, Principal Financial and Accounting Officer                              27
         Directors                                                                                            27

EXHIBITS                                                                                                 E-1 - E-100


                                     PART I

ITEM 1.       BUSINESS

GENERAL

The Company designs and manufactures close-tolerance, specialty metal-alloy components sold to the transportation and medical device industries. These components are used primarily in gasoline and diesel fuel, power steering and braking systems and devices for surgical procedures. The Company's production equipment consists of high-precision, automatic cam-driven turning machines and computer numerically-controlled turning, milling and grinding machines capable of high-volume production while maintaining close tolerances.

BUSINESS STRATEGY

The Company's sales have grown from $18 million in fiscal 1990 to $179 million in fiscal 1999. The Company's management attributes its growth to the following factors: (i) the strategic acquisitions of complementary businesses; (ii) the trend toward more environmentally efficient port electronic fuel injectors;
(iii) increased sales of anti-lock braking and power steering system components reflecting increased demand and acceptance of these safety features; and, (iv) the introduction of precision-machined medical devices, including stents, to its product offerings. The Company's growth and profitability reflect its business strategy to:

    - Identify Products Which are Early in Their Life Cycles - The Company selectively pursues new sales opportunities based primarily on identifying products early in their product life cycles that have strong unit growth potential. The Company believes these components can be manufactured with unit price structures and quality standards that favor the Company in its highly competitive environment. By identifying products early in their life cycles and building strong customer relationships, sales growth has been enhanced through sole source, long-term supply contracts with selected customers. In fiscal 1999, 73% of the Company's total sales were to five customers, Robert Bosch Corporation, Delphi Automotive Systems, Inc., SMI-Koyo Group, ZF Friedrichshafen AG, and TRW, Inc.

    - Provide Technologically High Quality Products on a Timely Basis - The Company believes that the reputation it has achieved in supplying high quality components has been instrumental in allowing it to achieve new business and maintain existing business. The Company's manufacturing strategy is to produce high-volume, close-tolerance, high-precision components that have excellent growth prospects. To this end, the Company has identified products in the transportation industry, such as fuel, power steering and braking system components and the medical devices industry, such as minimally invasive ophthalmic and cardiovascular surgery equipment components. As the recipient of numerous quality awards from its customers, the Company has used in the past and expects to use in the future this experience and knowledge to diversify its industry, customer and product bases.

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

    - Capitalize on Acquisition Integration Experience - The Company has made four acquisitions since 1992. The Company has successfully integrated these acquisitions and implemented a series of strategic changes designed to improve product quality, and reduce manufacturing and administrative costs.

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

MARKETS

The Company currently sells its products in the transportation and medical devices industries as described below.

Transportation Industry. The transportation parts industry is composed of two major segments -- the OEM market and the transportation aftermarket. The Company sells substantially all of its products to tier-one and tier-two suppliers to OEMs for installation as original equipment on new cars, trucks and heavy equipment. The market for new cars and light trucks is large and cyclical, with new vehicle demand tied closely to the overall strength of the local economy. Developments within the industry, including consolidation among suppliers and increased outsourcing of components by OEMs, have substantially altered the competitive environment for transportation suppliers and have had a favorable impact on the Company's growth.

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

In addition, automotive manufacturers are producing vehicles with more features designed for convenience, vehicle performance, and, in response to both state- and federally-imposed standards related to safety and the environment such as the Federal Corporate Average Fuel Economy Requirements, emission standards and passive restraint requirements. The requirements of reducing fuel consumption while meeting increasingly stringent exhaust emissions dictate increasing complexity in automotive engines and engine design. As a result, new, more sophisticated systems have been added to automobiles that require components of the type produced by the Company. As the OEMs follow this trend, significant opportunities should develop for the Company.

The Company believes it will continue to be well positioned as a supplier to this market.

Medical Devices Industry. The health care industry continues to undergo a major transformation affecting all segments of the industry. While the final outcome of this transformation is unknown, certain identifiable developments have already impacted this industry. Global and individual consumer economics are transforming the medical industry. Health care in the next century will be controlled by a concern for cost effectiveness, process efficiency, and ease of access. One of the most visible change resulting from this trend will be the proliferation of outpatient and non-physician attended facilities. These facilities will require more compact, mobile and user-friendly diagnostic and surgical devices. The industry is also demanding suppliers that enhance quality while lowering costs.

Research and development departments of leading medical instrument manufacturers are working diligently to respond to these changes with new and redesigned products. Leading companies are exploring design and production alternatives that will enhance quality while lowering overall costs. To help them achieve this goal, manufacturers are actively seeking partnerships with suppliers who can bring intelligence, ingenuity and expertise to the R&D process. Because of the Company's reputation as a low total cost supplier to the transportation market, it is in an excellent position to lead the medical industry's move to greater cost efficiency. The Company's goal is to apply proactive engineering services to the needs of this important and lucrative market. As the Company builds relationships with market leaders in ophthalmic instrumentation, it is actively pursuing additional partners in the areas of cardiovascular devices and other invasive surgical products.

The Company believes it can capitalize on its transportation manufacturing expertise by applying these skills to similar manufacturing processes used within the medical devices industry. The Company has made positive impressions on companies within this market who were skeptical about a transportation company's ability to meet the expectations of the medical industry.

PRODUCT APPLICATIONS

A summary of the Company's sales and percentage of total sales by product application for each of the last three fiscal years is presented on page E-73 of the Exhibit 13 to this Form 10-K.

Fuel Systems. Fuel system component sales represented 46%, 57% and 74% of the Company's sales for the years ended June 30, 1999, 1998 and 1997, respectively. The Federal Clean Air Act mandates drastic cuts in tailpipe emissions, creating intense market demand for cleaner-burning, more efficient fuel systems. The adoption of tougher Corporate Average Fuel Economy (CAFE) standards will further heighten this demand. From a fuel injection application standpoint, a leading automotive research firm estimates that approximately 21% of the vehicles produced use diesel engines and 8% use carburated engines, leaving the majority of the engines produced, approximately 71% or 37 million, as gasoline fuel injected. Autocam estimates that the average car has 3.86 fuel injectors.

In large part, electronic fuel injection has replaced carburetors. Virtually all modern light vehicles in mature markets utilize fuel injection systems. Although that description suggests the market is saturated, fuel injection systems are evolving rapidly, and new components should stimulate opportunities for the Company to gain market share.

Port Electronic Fuel Injection ("Port EFI") will play a key role in the worldwide move to greater fuel efficiency. These systems are rapidly replacing less efficient Throttle Body Injection (TBI) systems. Where TBI systems require only one or two injectors per engine, Port EFI systems require one injector per cylinder, exponentially increasing the size of the fuel injector market. Autocam manufactures several components used in Port EFI systems.

Power Steering Systems. Power steering system component sales represented 24% of the Company's sales for the year ended June 30, 1999. No sales of these products were reported in fiscal 1998 or 1997. A manual power steering system incorporates the following elements: a steering wheel; shaft and column; either a manual gearbox and pitman arm or a rack and pinion assembly; linkage; steering knuckles and ball joints; and, wheel spindle assemblies. The power steering system adds a hydraulic pump, fluid reservoir, hoses, lines, and a power assist unit mounted on, or integral with, a power steering gear assembly.

In the U.S. market, power steering appears as factory-installed equipment in slightly over 98% of all passenger cars and light trucks. The primary benefits to consumers are comfort, convenience, and possibly safety. Parking maneuvers, in particular, can be difficult without the multiplying effect of the powered assistance.

Growth of power steering for the U.S. market will depend on growth in the vehicle build, since this market is essentially saturated with the current technology. There appears to be more opportunity in other mature markets. In Europe, penetration has risen from 20% in 1989 to 60% in 1997. The pattern of adoption has been typical, with the features showing up first on large luxury vehicles and then trickling down to more mass-market applications. The room for penetration in the European market and the above-average complexity of the components used in these systems provides a vehicle for growth for the Company's French operations.

Brake Systems. Braking system component sales represented 13%, 20% and 11% of the Company's sales for the years ended June 30, 1999, 1998 and 1997, respectively. Like fuel injection, the popularity of anti-lock brakes (ABS) is significant. Millions of safety-conscious consumers have embraced ABS, and it has become available on more and more lower-priced vehicles as the cost of the technology has declined. Once expected to reach extremely high penetration rates, the installation of the ABS feature has tapered off at 63% of North American light vehicles in 1998. Part of the problem can be traced to the debate over the effectiveness of ABS, an issue brake suppliers thought they had put to rest years ago. ABS suppliers are exploring technological changes that will make ABS lighter, more affordable, and better performing. It is likely that future growth of ABS will occur in conjunction with other electronic brake and suspension control systems.

ABS components have been identified by Company management as fitting well with is core competencies, and the Company's customers recognize these competencies as the Company is quickly becoming the component supplier of choice to the ABS market. Its customers controlled over 70% of the 1998 light vehicle ABS market. These companies are also among the industry's technological leaders and frequently look to the Company for invaluable precision-machining expertise. The Company's engineers are constantly working to help its customers keep up with the pace of innovation, thereby increasing its market penetration.

Other Transportation Applications. Other automotive components sales represented 11%, 3% and 2% of the Company's sales for the years ended June 30, 1999, 1998 and 1997, respectively. The Company manufactures components used in automotive electromechanical motors, which allow for the remote operation of power windows, door locks and seats. The Company believes that the consumer-desired safety and convenience of these features will lead to increased sales of these systems and corresponding increased sales of components manufactured by the Company.

Medical Devices. Medical device components sales represented 4%, 11% and 10% of the Company's sales for the years ended June 30, 1999, 1998 and 1997, respectively. The Company believes it can capitalize on its transportation manufacturing expertise by applying these skills to similar manufacturing processes used within the medical devices industry. The Company has already made positive impressions on companies within this market who were skeptical about a transportation industry company's ability to meet the expectations of the medical industry.

The Company's fastest growing market segment in the medical field, the stent business, is a high priority. The Company's sales staff is vigorously prototyping new designs and contacting potential new customers. Presently, there are four stent designs in use -- slotted tube, coil, wire mesh, and ring. Each has its advantages and disadvantages; however, the Company is presently producing only one of the designs, the slotted tube stent. This is the design that started the business and is the stent of choice for a majority of applications. Stents, a scaffold like device used to keep human blood vessels open after balloon angioplasty, were identified as a product that fit the Company's core competencies.

The Company also produces components used in ophthalmic hand pieces. This is a mature product line with strong margins, but limited growth prospects with the current customer.

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

Raw materials and other resources used by the Company are generally not restricted in availability. The Company purchases certain specialty alloys from a dedicated source and the Company's customers allow for the pass through of certain raw material adjustments. In the last year, the Company has not experienced any significant price fluctuations. The Company does not purchase any raw materials pursuant to blanket resale programs with its customers.

MARKETING AND SALES

The Company markets its products primarily by bidding upon component specifications submitted by the customer. In addition, the Company makes direct calls on potential customers, through its internal sales department and the use of independent sales representatives. It is the Company's objective to establish long-term sole source contracts in order to strengthen its position in the marketplace. The Company continues to expand its base of customers in order to reduce its dependence on any particular customer or industry.

CONTRACTS AND PURCHASE ORDERS

The Company's transportation customers typically award blanket purchase orders for each calendar year, and is occasionally successful in receiving life-of-the-product supplier agreements. The remainder of its components may be subject to an annual rebidding process.

Additionally, the Company is currently operating with open and blanket purchase orders from approximately 20 customers primarily covering transportation fuel, power steering and braking system and medical device components. Orders are not firm under blanket purchase orders until specific releases are granted.

BACKLOG AND SEASONALITY

The Company's business is relatively consistent throughout the year, except for slowness traditionally experienced in July and August due to automotive model changeovers and European holiday and during late December as its customers in the transportation industry typically shut down around the Christmas and New Year holidays.

The Company does not reflect an order in backlog until it has received a purchase order and release committing to a quantity and delivery date. Generally, orders are shipped within three months of a release and as a result, the Company does not believe backlog is a material concept to its business.

COMPETITION

The markets in which the Company competes are highly competitive, and the Company believes that it competes within the above industries on the basis of price, quality and technology. The Company believes that there are approximately 40 companies in the United States that have the equipment to be manufacturers of precision metal parts in competition with the Company. The Company also competes with approximately 10 companies in Europe and Asia. Certain of the Company customers have greater resources than the Company and could move component production currently manufactured by the Company in-house. Some of the components currently manufactured by the Company can also be manufactured using alternative technologies including stamping and coldheading processes which, in some cases, can process high-precision parts as efficiently as those technologies utilized by the Company.

EMPLOYEES

The Company had 1,773 full-time employees as of June 30, 1999. The following table shows employment by manufacturing facility:


                 Pochons, France                                            467
                 Ternier, France                                            379
                 Kentwood, Michigan                                         252
                 Pinhal, Brazil                                             178
                 Campinas, Brazil                                           159
                 Dowagiac, Michigan                                         110
                 Boituva, Brazil                                             83
                 Marshall, Michigan                                          77
                 Hayward, California                                         42
                 Gaffney, South Carolina                                     26
                                                                           ----
                 Totals                                                   1,773
                                                                          =====


None of the Company's U.S. employees are part of a collective bargaining unit. Governmental unions represent all French and Brazilian employees. The Company has never experienced a work stoppage and considers relations with its employees to be excellent.

EXPORT SALES

During the fiscal years ended June 30, 1999, 1998 and 1997, the Company's U.S. operations exported fuel and braking system, computer electronic, and refrigeration and air-conditioning system components to 14 customers in Europe, Mexico, Canada, Brazil and Asia resulting in sales of $8,296,000, $9,032,600 and $8,485,000, respectively.


ITEM 2.  PROPERTIES

The Company owns or leases manufacturing facilities suitable and adequate for the production and marketing of its products. The Company's executive and administrative offices occupy 12,000 square feet of its Kentwood, Michigan facility. The following is a list of the Company's locations and approximate square footages:


                                                                                                 Approximate Square
                                                                                                        Feet
                                                                                                        ----

Owned:
     Kentwood, Michigan                                                                                  88,000
     Dowagiac, Michigan                                                                                  67,000
     Marshall, Michigan                                                                                  56,000
     Gaffney, South Carolina                                                                             25,000

Leased:
     Pochons, France                                                                                    143,000
     Kentwood, Michigan                                                                                 100,000
     Ternier, France                                                                                     73,000
     Boituva, Brazil                                                                                     36,000
     Hayward, California                                                                                 27,000
     Pinhal, Brazil                                                                                      24,000
     Campinas, Brazil                                                                                    22,000


The Company subleases 67,000 square feet of its leased Kentwood, Michigan facility to a company related by virtue of its 100%-ownership by the Company's president.

The Company has machinery and equipment with an aggregate cost of $184,939,000. The Company owns $164,623,000 of this equipment and $20,316,000 is leased under operating leases. For information concerning minimum future lease payments under non-cancelable leases, see Note 6 of Notes to Consolidated Financial Statements filed as Exhibit 13 hereto.

The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses. In order to meet demand primarily from transportation customers, management will purchase $15-20 million of equipment over the next year (on which deposits of $2.8 million had been placed as of June 30, 1999). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," below.


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

---------------------------------------------------------------------------------------------------------------------
                                                                                  High                   Low
---------------------------------------------------------------------------------------------------------------------
Fiscal 1999:
Fourth quarter                                                                   13 1/2                 8 1/2
Third quarter                                                                    16 1/2                   8
Second quarter                                                                   16 1/2                10 3/8
First quarter                                                                    17 1/8                11 5/16
Fiscal 1998:
Fourth quarter                                                                   20 1/8                15 5/8
Third quarter                                                                   15 15/16               12 1/2
Second quarter                                                                   14 3/4                11 9/16
First quarter                                                                    12 1/2                 9 3/4


As of September 15, 1999, 183 holders of record, and approximately 2,000 beneficial shareholders held the Company's common stock.

Dividends

The Company began paying quarterly cash dividends of two cents per common share in the second quarter of fiscal 1997. The Company expects this practice of paying quarterly dividends on its common shares will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.


ITEM 6.  SELECTED FINANCIAL DATA

Information required by this Item 6 is incorporated by reference to page E-71 of the Company's Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997 filed as Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item 7 is incorporated by reference to pages E-72 - E-79 of the Company's Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997 filed as Exhibit 13 hereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to the Company's Consolidated Financial Statements as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997, filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors presently consists of seven members. The terms of the two existing directors in Class II, David J. Wagner and Kim Korth, expire at the Company's next annual meeting. They have agreed to stand for re-election and serve if elected.

Although it has no present plans to do so, the bylaws of the Company permit the Board of Directors to further increase its number and to fill the vacancies thus created.

The Articles of Incorporation of the Company provide that the directors are elected by classes, indicated by the table below, with terms expiring upon election of their successors at the annual meeting of shareholders following the close of the Company's 1999, 2000 and 2001 fiscal years, respectively. Thus, one class of directors, consisting of two or three members, as the case may be, are elected each year to serve for a three-year term.

The table below identifies and provides certain information regarding each of the existing directors and the class to which each director is now elected. The table below also identifies and provides certain information regarding the executive officers and certain key employees of the Company.

DIRECTORS WHOSE TERMS EXPIRE AT THE NEXT ANNUAL MEETING:

Class II -- Nominated for election at the meeting to serve until the annual meeting of shareholders in 2002 and until their successors are elected:

                                                                                                    Has Served as
                      NAME                      PRINCIPAL OCCUPATION                      AGE       DIRECTOR SINCE
                      ----                      --------------------                      ---       --------------
           David J. Wagner (1)(2)      Chairman, President, Chief Executive                45       October 1991
                                       Officer of Old Kent Financial Corporation
           Kim Korth (1)               President, International Resource Network, Inc.     44       August 1997


David J. Wagner has been Chairman since November 1995 and President and Chief Executive Officer since March 1995 and was President since March 1994 of Old Kent Financial Corporation, a bank holding company, and was has been Chairman of the Board and Chief Executive Officer of Old Kent Bank for more than the preceding five years.

Kim Korth has been the owner and President of International Resource Network, Inc., an automotive consulting and market research firm, for more than five years.

DIRECTORS WHOSE TERMS CONTINUE BEYOND THE NEXT ANNUAL MEETING:

Class III -- To serve until the annual meeting of shareholders in 2000 and until their successors are elected:


                                                     PRINCIPAL                                      HAS SERVED AS
                     NAME                           OCCUPATION                            AGE       DIRECTOR SINCE
                     ----                           ----------                            ---       --------------

             John C. Kennedy          President, Chief Executive Officer of Company       41         April 1988
             Kenneth K. Rieth (2)     President, Chief Executive Officer of Riviera       40        October 1991
                                         Tool Company
             Mark J. Bissell (1)      President, Chief Executive Officer of               42        October 1997
                                         BISSELL Inc.



John C. Kennedy has been a Director and President of the Company since its inception in April 1988. Mr. Kennedy graduated with a Bachelor of Science degree in Accounting and Finance from the University of Detroit in 1979.

Kenneth K. Rieth is a principal owner and for more than the past five years has been a director and the President and Chief Executive Officer of Riviera Tool Company, a Michigan corporation engaged in the manufacture of sheet metal stamping dies for the automotive industry.

Mark J. Bissell has been President and Chief Executive Officer since April 1996, and President and Chief Operating Officer from January 1994 to March 1996 of BISSELL Inc., a manufacturer of floor care cleaning products, including carpet vacuums, cleaners and sweepers. For more than two years prior to that, he served as a Senior Vice President of BISSELL Inc., and as the General Manager of the BISSELL Homecare Division.

Class I -- To serve until the annual meeting of shareholders in 2001 and until their successors are elected:

                                                     PRINCIPAL                                    HAS SERVED AS
                   NAME                              OCCUPATION                          AGE      DIRECTOR SINCE
                   ----                              ----------                          ---      --------------

           Warren A. Veltman          Secretary, Treasurer, Chief Financial Officer       38        October 1991
                                         of Company
           Robert L. Hooker (1)       Chief Executive Officer, Mazda Great Lakes          69        January 1992


Warren A. Veltman has been with the Company since November 1990 as the Chief Financial Officer and Secretary/Treasurer since August 1991. Mr. Veltman graduated in 1983 with a Bachelor of Business Administration degree from the University of Michigan.

Robert L. Hooker has been Chief Executive Officer of Mazda Great Lakes, a Michigan corporation engaged in the distribution of automobiles and related products, for more than five years.

----------

(1)  Member of Compensation Committee

(2)  Member of Audit Committee

KEY EMPLOYEES:


                       NAME                      POSITION WITH COMPANY                    AGE
                       ----                      ---------------------                    ---

                David H. Livingston              Chief Operating Officer                  49
                Thomas K. O'Mara                 Sales and Marketing Manager              38



David H. Livingston has been with the Company since 1998 as the Chief Operating Officer. Mr. Livingston was most recently Senior Vice President of Operations for Delco Remy America since 1996, and Vice President for United Technologies Automotive for more than two years prior thereto. Mr. Livingston graduated in 1973 with a Bachelor of Science degree in Mechanical Engineering from the University of Kentucky.

Thomas K. O'Mara has been with the Company since November 1989 as the Sales and Marketing Manager. Mr. O'Mara graduated in 1982 with a Bachelor of Science degree in Marketing from Central Michigan University.

BOARD MEETINGS AND COMMITTEES

The Directors had five meetings during the past fiscal year and acted twice by consent resolution. No director attended less than 75% of directors meetings, including appropriate committee meetings.

The Board of Directors has an audit committee, which is responsible for approving the services performed by the Company's independent public accountants and reviewing and evaluating the Company's accounting principles, reporting practices and systems of internal control. The current members of the committee are Messrs. Rieth and Wagner. The committee held two meetings during the last fiscal year.

The Board of Directors has a compensation committee, which has the responsibility of determining executive compensation and granting options pursuant to the Company's 1991 Incentive Stock Option Plan. During fiscal 1999, this committee consisted of Messrs. Wagner, Hooker, and Bissell and Ms. Korth. The committee met five times during the fiscal year.

The Company has no nominating committee, the functions of which are performed by the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and certain officers and persons who own 10% or more of the Company's common stock file with the SEC and the NASDAQ National Market System initial reports of ownership and reports of changes in ownership of Company Common Stock. These officers, directors and 10% shareholders are required by SEC regulation to furnish the Company with copies of these reports. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 1999, all Section 16(a) requirements applicable to its officers, directors and 10% beneficial owners were complied, except that Messrs. Kennedy, Veltman and Livingston were late in filing their required Forms 5, reporting their purchase of 318 shares of Company common stock via a matching contribution by the Company in the Company's 401(k) employee savings plan available to all regular employees of the Company.


ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Company's compensation program for officers is administered by the Compensation Committee of the Board of Directors which is currently composed of Ms. Korth and Messrs. Hooker, Wagner and Bissell.

Overall Officer Compensation Policy

The Company's compensation policy for executive officers is designed to support the overall objective of enhancing value for shareholders by attracting, developing, rewarding, and retaining highly qualified and productive individuals, relating compensation to both Company and individual performance, and ensuring compensation levels that are externally competitive and internally equitable. To that end, the committee had an updated executive compensation review performed in April 1999 by an independent compensation consultant, Watson Wyatt Worldwide. In short, the report concluded that the base compensation level for the Company's chief executive officer is "lower than would be expected," particularly in comparison to comparable companies.

The key elements of the Company's officer compensation consist of base salary, a maximum formula bonus for Mr. Kennedy and a discretionary bonus and stock options for Messrs. Veltman and Livingston. The Compensation Committee's policies with respect to each of these elements, including the bases for the compensation awarded to Mr. Kennedy, are discussed below. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to the individual, including insurance and other benefits.

Base Salary

The Committee reviews each officer's salary annually. In determining appropriate salary levels, consideration is given to scope of responsibility, experience, Company and individual performance as well as pay practices of other companies relating to executives with similar responsibility.

With respect to the base salary of Mr. Kennedy in 1999, the Compensation Committee took into account a comparison of base salaries of chief executive officers of peer companies known to the members of the Committee, the Company's continued financial success, and the assessment by the Compensation Committee of Mr. Kennedy's individual performance. The Compensation Committee took into account the longevity of Mr. Kennedy's service to the Company and its belief that Mr. Kennedy is an excellent representative of the Company to the public by virtue of his stature in the community and the industry. Mr. Kennedy's base salary of $150,000 was established by the Board of Directors in September 1991. Taking into consideration the report and recommendations of Watson Wyatt Worldwide that Mr. Kennedy's base salary is below the 25th percentile among peer companies, the Compensation Committee decided that Mr. Kennedy's base salary should be increased. Effective April 29, 1999, his base compensation was increased to $200,000 per year and premiums on four existing split dollar insurance policies owned by Mr. Kennedy would continue to be paid by the Company. Mr. Kennedy pays the Company the portion of the premiums equal to the price of an equivalent amount of term insurance. The benefit to Mr. Kennedy of premiums paid by the Company is the interest-free use of the non-term portion of the premium. Such benefit was estimated at $86,333, calculated as the present value of the interest payments not required to be made assuming Mr. Kennedy would not repay the non-term portion until age 65, discounted at a market rate of 8.0% (see Summary Compensation Table below). The Company has a lien on the cash value and proceeds of each policy equal to the premiums paid by the Company. This lien amounted to $909,800 at June 30, 1999 and is carried as an officer receivable on the books of the Company.

Bonus Awards

The Company's officers may be considered for annual cash bonuses, which are awarded to recognize and reward corporate and individual performance based on meeting specified goals and objectives. The plan in effect for 1999 for Mr. Kennedy provides that a bonus, not exceeding 3.5% of the Company's income from operations before such bonus expense, will be awarded. This formula was established by the Board of Directors in 1991. In awarding a bonus to Mr. Kennedy, the Board reviews compensation levels and financial results available to it for chief executive officers for similarly sized companies as well as those located near the Company's headquarters. Mr. Kennedy sets Messrs. Veltman's and Livingston's bonus based on his review of corporate and individual performance as well as the performance bonus the management team awards to employees of the Company generally other than Messrs. Veltman, Livingston and Kennedy.

Stock Options

Under the Company's 1991 Incentive Stock Option Plan (the "1991 Plan"), which was approved by the shareholders, stock options are granted to the Company's key employees, including Messrs. Veltman, Livingston and O'Mara. Under the Company's 1998 Key Employee Stock Option Plan (the "1998 Plan"), also approved by the shareholders, stock options are granted to the Company's key employees, including Messrs. Kennedy, Veltman, Livingston and O'Mara. Key employees are determined by the Compensation Committee through recommendation by the Company's management, and the number of options granted under either plan is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability.

Stock options are granted with an exercise price equal to the market price of the common shares on the date of grant. In fiscal 1999, options were granted to Messrs. Kennedy, Veltman, O'Mara and Livingston under the 1998 Plan. Since the value of an option bears a direct relationship to the Company's stock price, it is an effective incentive for employees to create value for shareholders. The Committee therefore views stock options as an important component of its compensation policy.

                                           Compensation Committee members:
                                           Robert L. Hooker
                                           David J. Wagner
                                           Kim Korth
                                           Mark J. Bissell.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth the total compensation earned by each executive officer during the fiscal years ended June 30, 1999, 1998 and 1997 for services rendered to the Company in all capacities during such years.


                                                                                       Long-Term
                                                 Annual Compensation (1)             Compensation
                                                 -----------------------                Awards
            Name and                                                    Other           -------
       Principal Position                                              Annual            Stock             All Other
        at June 30, 1999       Year       Salary         Bonus      Compensation        Options       Compensation (2)(3)
        ----------------       ----       ------         -----      ------------        -------       -------------------

   John C. Kennedy,            1999      $154,808(4)    $262,900        $6,136             47,250             $87,333
      Chairman, President      1998       150,000        313,900         6,136                                 81,537
      and Chief Executive      1997       150,000        202,557         6,136                                 82,776
      Officer (4)
   David H. Livingston,        1999       103,846         25,025                           26,250              14,967
      Chief Operating
      Officer (5)
   Warren A. Veltman,          1999        85,096        121,025                           15,750              38,096
      Secretary, Treasurer     1998        75,000        110,900                                               14,760
      and Chief Financial      1997        75,000         86,686                            9,450              15,639
      Officer (6)


----------

(1) Does not include any value that might be attributable to job-related personal benefits, the amount of which did not exceed the lesser of 10% of annual salary plus bonus or $50,000 for each executive officer.

(2) Represents the benefit of the interest-free use of the non-term portion of the premium paid by the Company on insurance policies owned by the individual under split dollar arrangements. Such benefit was estimated as the present value of the interest payments which are not required to be made assuming the executive would not repay the non-term portion until age 65, discounted at a market rate of 8.0%. The portion of such premiums equal to the price of equivalent amounts of term insurance are paid to the Company by Messrs. Kennedy, Livingston and Veltman.

(3) Includes $1,000, $1,000 and $2,000 each for Messrs. Kennedy and Veltman contributed by the Company during fiscal 1999, 1998 and 1997, respectively, to the 401(k) plan maintained by the Company for its employees generally. Includes $1,000 for Mr. Livingston contributed by the Company for fiscal 1999 to the same 401(k) plan.

(4) Mr. Kennedy's current base compensation is $200,000 per annum commencing effective April 29, 1999. He is also entitled to receive annual bonus compensation not greater than 3.5% of the Company's income from operations prior to such bonus calculation.

(5) Mr. Livingston's current base compensation is $150,000 per annum. He is also entitled to receive a guaranteed bonus of not less than $85,000 at the completion of one year of service.

(6) Mr. Veltman's current base compensation is $90,000 per annum. Included in Other Compensation is $23,388, equal to the dollar value of the difference between the option price for common stock pursuant to stock options exercised and the fair market value of the stock on the date of purchase.

Option Grants in the Last Fiscal Year

The following table provides information on options granted to each of the executive officers of the Company during the fiscal year ended June 30, 1999 pursuant to the 1991 Plan or the 1998 Plan:


                                Number of        Percent of                                           Potential Realizable
                               Securities      Total Options                                        Value at Assumed Annual
                               Underlying        Granted to      Exercise                             Rates of Stock Price
                                 Options        Employees in      of Base                               Appreciation for
                                 Granted        Fiscal Year        Price       Expiration Date             Option Term
                                 -------        -----------        -----       ---------------             -----------
                                                                                                         5%           10%
                                                                                                        ----         -----

    John C. Kennedy                47,250           22.7%          $12.38    September, 30, 2008      $367,875    $  932,268
    David H. Livingston            26,250           12.6%           12.38    September, 30, 2008       204,375       517,926
    Warren A. Veltman              15,750            7.6%           12.38    September, 30, 2008       122,625       310,756
                                   ------           -----                                             --------    ----------
    Total                          89,250           42.9%                                             $694,875    $1,760,950
                                   ======           =====                                             ========    ==========


Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End

The following table provides information on the value of options held by each of the executive officers of the Company at June 30, 1999 measured in terms of the closing price of the Company's common stock on that day. There were options exercised by officers during the year.




                              Shares                 Number of Unexercised Options      Value of Unexercised In-The-
                             Acquired                       at June 30, 1999            Money Options at June 30, 1999
                                on         Value            ----------------            ------------------------------
            Name             Exercise    Realized    Exercisable (1)   Unexercisable   Exercisable (1)    Unexercisable
            ----             --------    --------    ---------------   -------------   ---------------    -------------

   John C. Kennedy                                         9,450            37,800         $  10,584           $42,336
   David H. Livingston                                     5,250            21,000             5,880            23,520
   Warren A. Veltman           2,500      $23,388         34,682            16,767           202,809            35,240



(1) Includes 9,450, 5,250 and 5,233 options which Messrs. Kennedy, Livingston and Veltman may exercise within sixty days of September 15, 1999, respectively.

------------

The Company pays each director who is not an employee a fee of $10,000 per year.

PERFORMANCE GRAPH

The following graph compares the cumulative total return of the Company's common stock, for periods subsequent to June 30, 1993, with the Standard & Poor's 500 Composite Index, the Standard & Poor's SmallCap 600 Index (Auto Parts and Equipment Industry Group) and an index of peer companies selected by the Company.

The comparison assumes $100 was invested on June 30, 1994 in the Company's common stock, the Standard & Poor's 500 Composite Index, the Standard & Poor's SmallCap 600 Index (Auto Parts and Equipment Industry Group) and the peer group. The companies in the peer group, all of which are in the automotive parts industry, are as follows:

Arvin Industries, Inc.                    Mascotech, Inc.
Dana Corporation                          Modine Manufacturing Company
Defiance, Inc. (1)                        Newcor, Inc.
Douglas & Lomason Company (2)             Redlaw Industries
Excel Industries, Inc. (3)                Simpson Industries, Inc.
Federal Screw Works                       SPX Corporation
Gentex Corporation                        Sudbury, Inc. (5)
Howell Industries, Inc. (4)               Walbro Corporation
The Lamson & Sessions Company             Worthington Industries, Inc.

----------

(1) Defiance, Inc. was acquired by General Chemical Group in March 1999.

(2) Douglas & Lomason was acquired by Magna International in November 1996.

(3) Excel Industries, Inc. merged with Dura Automotive Systems in April 1999.

(4) Howell Industries, Inc. acquired by Oxford Automotive in August 1997.

(5) Sudbury, Inc. was acquired by Intermet Corporation in February 1997.

                              [PERFORMANCE GRAPH]


                                                             INDEXED RETURNS
------------------------------------------------------------------------------------------------------------------------------
                                                                              YEARS ENDED
                                           -----------------------------------------------------------------------------------
                                           BASE PERIOD
COMPANY NAME/INDEX                            JUN94          JUN95         JUN96         JUN97         JUN98         JUN99
------------------                            -----          -----         -----         -----         -----         -----

Autocam Corporation                             100          80.63         72.32         89.38        130.73        112.18
S&P 500 Index                                   100         126.07        158.85        213.97        278.51        341.88
Peer Group                                      100         108.56        115.62        134.40        159.22        170.10
Auto Parts & Equipment - Small                  100          90.82        123.10        154.10        166.58        174.30


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of the Company's common shares by the persons who beneficially own more than 5% of its common shares, by each director and executive officer, and by all officers and directors of the Company as a group, as of September 15, 1999:


                                     Name of                           Number of Shares       Percent of
                                 Beneficial Owner                     Beneficially Owned       Class (1)
                                 ----------------                     ------------------       ---------

                 John C. Kennedy (2)(3)                                       3,809,431           60.4%
                 Warren A. Veltman (2)(4)                                        39,958            *
                 Robert L. Hooker (5)                                             3,123            *
                 David J. Wagner                                                  4,486            *
                 Kenneth K. Rieth                                                 4,727            *
                 Kim Korth                                                                         *
                 Mark J. Bissell                                                  1,575            *
                 David H. Livingston (2)(6)                                       5,354            *
                 FMR Corporation (7)                                            469,902            7.4%
                 All officers and directors and nominees as a
                    group (8 persons) (2)(4)(5)(6)                            3,868,654           61.3%

----------

(1)  An asterisk indicates beneficial ownership of less than 1% of the Class.

(2) Includes shares allocated to the individual accounts within the Company's 401(k) plan.

(3) The business address for Mr. Kennedy is 4070 East Paris Avenue, Kentwood, Michigan 49512. Includes 9,450 shares of common stock Mr. Kennedy has the right to acquire within sixty days of September 15, 1999 through the exercise of stock options. Total also includes 4,450 shares owned by Mr. Kennedy's spouse and over which she exercises voting control, and 11,316 shares owned by the Kennedy Foundation and over which Mr. Kennedy and his wife exercise joint voting and investment control. For purposes of calculating the percentage of outstanding shares owned by Mr. Kennedy and the group, these shares are deemed to be owned by Mr. Kennedy.

(4) Includes 34,682 shares of common stock Mr. Veltman has the right to acquire within sixty days of September 15, 1999 through the exercise of stock options. Total also includes 1,052 shares owned by Mr. Veltman's wife and over which she exercises sole voting control. For purposes of calculating the percentage of outstanding shares owned by Mr. Veltman and the group, these shares are deemed to be owned by Mr. Veltman.

(5) Includes 859 shares over which Mr. Hooker has voting control in a fiduciary capacity. For purposes of calculating the percentage of outstanding shares owned by Mr. Hooker and the group, these shares are deemed to be owned by Mr. Hooker.

(6) Includes 5,250 shares of common stock Mr. Livingston has the right to acquire within sixty days of September 15, 1999 through the exercise of stock options.

(7) The business address for FMR Corporation is 82 Devonshire Street, Boston, Massachusetts, 02109-3614.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Kennedy serves as President and Chief Executive Officer of the Company and serves on the Board of Directors of Riviera Tool Company, where Mr. Rieth is President and Chief Executive Officer and also on the Board of Directors. The Company's Compensation Committee consists of Ms. Korth and Messrs. Hooker, Wagner and Bissell.

The Company has entered into four Stock Redemption Agreements (the "Agreements") dated as of November 6, 1992, September 20, 1993, August 1, 1996 and September 1, 1998 with John C. Kennedy and Nancy G. Kennedy, his wife, in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended. The Agreements provide that upon the death of the last to die of Mr. or Mrs. Kennedy, the Company shall redeem up to $23,000,000 of common stock in a redemption under Section 303 of the Internal Revenue Code of 1986, as amended, in order to pay estate and inheritance taxes, and funeral and administrative expenses of the estate. It is the Company's belief that these Agreements will avoid a potentially significant market price impact that could result from the Kennedy estates needing to sell Company stock in order to pay death taxes and expenses. Pursuant to the Agreements, the Company maintains some life insurance policies in order to fund its obligations.

The Company leases certain real property and formerly leased certain equipment from its majority shareholder. At the beginning of fiscal 1994, all such leases were on a month-to-month basis. Effective May 1994, the Company and its majority shareholder executed a long-term lease covering the equipment. The lease was to expire May 31, 2001 and granted the Company an option to purchase the equipment at the expiration of the term. Effective January 1, 1999, the equipment lease was terminated and the Company purchased the leased equipment from its majority shareholder for $625,400. Total lease expense for all items leased from the majority shareholder was $193,400 for fiscal 1999.

The Company leases a building at 4060 East Paris Avenue, S.E., Kentwood, Michigan, adjacent to its primary facility, with approximately 100,000 square feet suitable for industrial use. Mr. Rieth, directly or indirectly through his wife, owns a 50% interest in such building. The lease expires in March 2005 and contains an option to purchase the facility for a fixed price of $3,125,000 at the expiration of the lease. Rent under the lease is fixed at $25,000 per month for its entire term but will be adjusted to reflect changes in the interest rate charged by the landlord's mortgage lender. Currently, that rate is fixed until 2000. The Company pays all taxes, maintenance, insurance and utilities. The Company subleases approximately 67,000 square feet of this building on a month-to-month basis to Conway Products Corporation, which is 100% owned by Mr. Kennedy, at a monthly rental charge, plus occupancy expense, taxes, utilities and insurance of approximately $283,300 in the aggregate during fiscal 1999.

The Company leases an aircraft for use in its business activities. From time to time, Mr. Kennedy used the aircraft for personal use and paid the Company for the variable costs of operating the aircraft incurred by the Company. This reimbursement totaled $16,700 during fiscal 1999.

On August 13, 1998, the Company committed to acquire an aircraft for use in its business operations from Cessna Aircraft

Corporation ("Cessna") pursuant to a fifteen-year lease based upon a market value of $4,700,000. This acquisition occurred in connection with a trade-in of the aircraft by Mazda Great Lakes Corporation ("Mazda") to Cessna. Mr. Hooker is an officer, director and greater than 10% shareholder of Mazda.

On May 12, 1995, the Company obtained an equipment loan from Old Kent Bank ("Old Kent"), a division of Old Kent Financial Corporation, of which Mr. Wagner is President and Chief Executive Officer. At the end of fiscal 1998, the principal balance of the note was $1,458,330, which amount was secured by certain equipment of the Company. The Company paid this obligation in monthly installments of $41,660, plus interest of 8.35% per annum. On October 1, 1998, the Company refinanced this loan through its primary commercial lender, Comerica Bank ("Comerica"), as agent, and this loan has been repaid in full.

On June 27, 1997, the Company entered into a credit agreement with Comerica, which included a $10,000,000 term loan payable in monthly principal installments of $138,889, plus interest of 7.76% per annum. Old Kent purchased a participation in this term loan from Comerica and the principal amount of $3,555,555 was due to Old Kent at the end of fiscal 1998. On October 1, 1998, the Company refinanced this loan through Comerica, as agent, and this loan has been repaid in full. Interest paid to Old Kent on this obligation was $60,398 during fiscal 1999.

On December 23, 1997, the Company issued $9,000,000 in industrial revenue bonds, the entire amount of which was outstanding at the end of fiscal 1998. These bonds were backed in part by letters of credit issued by Comerica. Old Kent agreed to assume responsibility for satisfying 40%, or $3,600,000, of the letters of credit, and the Company agreed to be indebted to Old Kent in the amount of any such satisfaction. The total cost to the Company of the letters of credit during fiscal 1998 were $54,575, 40% of which was paid by Comerica to Old Kent. Old Kent did not participate in the new lending agreement with Comerica on October 1, 1998, and therefore, no letter of credit fees were paid to Old Kent in fiscal 1999.

The Company has utilized and expects to continue utilizing the consulting services of International Resource Network, Inc. where Ms. Korth is President. During fiscal 1999, the Company incurred $51,541 in expense for such services.

The Company believes that all of the transactions described above were at rents, prices and terms no less favorable to the Company than would have been available in similar transactions with unaffiliated third parties. The policy of the Company is that proposed transactions with affiliates of the Company must have the prior approval of a majority of the disinterested members of the Board of Directors and, as in prior transactions, will be made on terms no less favorable to the Company than could be obtained from unaffiliated parties.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - INDEX

(a) The following documents are filed as a part of this report:

1. Financial Statements - The following consolidated financial statements and the report of independent auditors set forth on pages E-71 - E-97 of Exhibit 13 hereto:

          Consolidated Balance Sheets as of June 30, 1999 and 1998

          For each of the three years in the period ended June 30, 1999:

              Consolidated Statements of Operations and Comprehensive Income Consolidated Statements of Shareholders' Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

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

       10(a) Second Amended and Restated Revolving Credit and Term Note Agreement, dated November 12, 1998, between Comerica Bank, as agent, and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, filed February 12,
              1999).

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

              Stock Redemption Agreement, dated September 1, 1998, between John
              C. Kennedy and Nancy G. Kennedy in their individual capacities and as co-trustees of the John C. Kennedy Living Trust u/a, dated February 14, 1986, as amended, and the Registrant (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K, filed September 23, 1998).

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

       10(n) Northwestern Mutual Life Insurance Company Joint CompLife Policy covering John C. Kennedy and Nancy G. Kennedy, Policy No. 14 538 421 (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10-K, filed September 23, 1998).

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

                    Equipment Lease Schedule No. 18, dated November 1, 1997, covering one Tornos Bechler BS20B Multi-spindle Automotive Screw Machine (incorporated by reference to Exhibit 10(p)(1) of the Registrant's Form 10-K, filed September 23, 1998).

                    Equipment Lease Schedule No. 19, dated November 1, 1998, covering two Mikron CX-24 Rotary Transfer Machines (filed herewith, E-1 - E-7).

              2. Aircraft Lease Agreement, dated November 12, 1998, between Registrant and General Electric Capital Corporation covering a Cessna Citation V aircraft (filed herewith, E-8 - E-32).

              3. Master Equipment Lease Agreement, dated July 10, 1995, between Registrant and KeyCorp Leasing, Ltd., with Schedule No. 1 covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to
                    Exhibit 10(o)(12) of the Registrant's Form 10-K, filed September 25, 1995).

                    Equipment Lease Schedule No. 2, dated September 18, 1997, covering one Hydromat Rotary Transfer Machine (incorporated by reference to Exhibit 10(p)(4) of the Registrant's Form 10-K, filed September 23, 1998).

                    Equipment Lease Schedule No. 3 & 4, both dated December 16, 1997, covering one Tornos Bechler BS20.8 and six Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(p)(4) of the Registrant's Form 10-K, filed September 23, 1998).

                    Equipment Lease Schedule No. 5, dated May 21, 1999, covering two Sugino Jet Flex Centers (filed herewith, E-33 - E-42).

                    Equipment Lease Schedule No. 6, dated June 28, 1999, covering four Tornos Bechler Multi-Spindle Automatic BS-20.8 Screw Machines (filed herewith, E-43 - E-52).

                    Equipment Lease Schedule No. 7, dated August 23, 1999, covering one Mikron CX-24 Rotary Transfer Machine (filed herewith, E-53 - E-62).

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

        10(s) Autocam Corporation 1998 Key Employee Stock Option Plan
              (incorporated by reference to the Registrant's 1998 Definitive Proxy Statement, filed September 23, 1998).

        10(t) Stock Purchase Agreement, dated October 1, 1998, between Autocam
              Corporation, Autocam France SARL and Compagnie Financiere du Leman, a French Societe Anonyme (incorporated by reference to
              Exhibit 2.1 of the Registrant's Form 8-K, filed October 14, 1998).

        10(u) Indemnification Agreement, dated August 13, 1999, between
              Autocam Corporation and each member of its Board of Directors, individually (filed herewith, pages E-63 - E-70).

        13 Consolidated Financial Statements for the Years Ended June 30, 1999, 1998 and 1997 (filed herewith, pages E-71 - E-97).

        21    Subsidiaries of Registrant (filed herewith, page E-98).

        23    Consent of Deloitte & Touche LLP (filed herewith, page E-99).

        27    Financial Data Schedule (filed herewith, page E-100).

(b)    Reports on Form 8-K during quarter ended June 30, 1999 - None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AUTOCAM CORPORATION


                               By: /s/ John C. Kennedy
                                  --------------------
                                          John C. Kennedy,
                                             Principal Executive Officer

                               By: /s/ Warren A. Veltman
                                  ----------------------
                                          Warren A. Veltman,
                                             Principal Financial and
                                             Accounting Officer


Dated:  September 27, 1999

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

                            Signature and Title                                                       Date
                            -------------------                                                       ----

By:   /s/ John C. Kennedy                                                                      September 27, 1999
-------------------------
          John C. Kennedy, Chairman of the Board

By:   /s/ Mark J. Bissell                                                                      September 27, 1999
-------------------------
          Mark J. Bissell, Director

By:   /s/ Robert L. Hooker                                                                     September 27, 1999
--------------------------
          Robert L. Hooker, Director

By:   /s/ Kim Korth                                                                            September 27, 1999
-------------------
          Kim Korth, Director

By:   /s/ Kenneth K. Rieth                                                                     September 27, 1999
--------------------------
          Kenneth K. Rieth, Director

By:   /s/ Warren A. Veltman                                                                    September 27, 1999
---------------------------
          Warren A. Veltman, Director

By:   /s/ David J. Wagner                                                                      September 27, 1999
-------------------------
          David J. Wagner, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

              Not Applicable.

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON D.C. 20549


                               --------------------

                                    EXHIBITS

                                       TO

                                      1999

                                    FORM 10-K

                                      UNDER

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                                -------------------


                               AUTOCAM CORPORATION

================================================================================

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

                    Equipment Lease Schedule No. 18, dated November 1, 1997, covering one Tornos Bechler BS20B Multi-spindle Automotive Screw Machine (incorporated by reference to Exhibit 10(p)(1) of the Registrant's Form 10-K, filed September 23, 1998).

                    Equipment Lease Schedule No. 19, dated November 1, 1998, covering two Mikron CX-24 Rotary Transfer Machines (filed herewith, E-1 - E-7).

              2. Aircraft Lease Agreement, dated November 12, 1998, between Registrant and General Electric Capital Corporation covering a Cessna Citation V aircraft (filed herewith, E-8 - E-32).

          3. Master Equipment Lease Agreement, dated July 10, 1995, between Registrant and KeyCorp Leasing, Ltd., with Schedule No. 1 covering four Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to
                    Exhibit 10(o)(12) of the Registrant's Form 10-K, filed September 25, 1995).

                    Equipment Lease Schedule No. 2, dated September 18, 1997, covering one Hydromat Rotary Transfer Machine (incorporated by reference to Exhibit 10(p)(4) of the Registrant's Form 10-K, filed September 23, 1998).

                    Equipment Lease Schedule No. 3 & 4, both dated December 16, 1997, covering one Tornos Bechler BS20.8 and six Tornos Bechler SAS-16DCH Multi-spindle Automatic Screw Machines (incorporated by reference to Exhibit 10(p)(4) of the Registrant's Form 10-K, filed September 23, 1998).

                    Equipment Lease Schedule No. 5, dated May 21, 1999, covering two Sugino Jet Flex Centers (filed herewith, E-33 - E-42).

                    Equipment Lease Schedule No. 6, dated June 28, 1999, covering four Tornos Bechler Multi-Spindle Automatic BS-20.8 Screw Machines (filed herewith, E-43 - E-52).

                    Equipment Lease Schedule No. 7, dated August 23, 1999, covering one Mikron CX-24 Rotary Transfer Machine (filed herewith, E-53 - E-62).

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

        10(s) Autocam Corporation 1998 Key Employee Stock Option Plan
              (incorporated by reference to the Registrant's 1998 Definitive Proxy Statement, filed September 23, 1998).

        10(t) Stock Purchase Agreement, dated October 1, 1998, between Autocam
              Corporation, Autocam France SARL and Compagnie Financiere du Leman, a French Societe Anonyme (incorporated by reference to
              Exhibit 2.1 of the Registrant's Form 8-K, filed October 14, 1998).

        10(u) Indemnification Agreement, dated August 13, 1999, between
              Autocam Corporation and each member of its Board of Directors, individually (filed herewith, pages E-63 - E-70).

              13    Consolidated Financial Statements for the Years Ended June
              30, 1999, 1998 and 1997 (filed herewith, pages E-71 - E-97).

        21    Subsidiaries of Registrant (filed herewith, page E-98).

        23    Consent of Deloitte & Touche LLP (filed herewith, page E-99).

        27    Financial Data Schedule (filed herewith, page E-100).

(b) Reports on Form 8-K during quarter ended June 30, 1999 - None.