Form 10-Q
period 1999-09-30
AUTOCAM CORP/MI
filed 1999-11-12
CIK 879235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                    For The Quarter Ended September 30, 1999
                         Commission File Number 0-19544




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

The number of Common Shares outstanding at November 3, 1999 was 6,312,508.



                                     1 of 18

                                      INDEX





PART I - FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------
Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30 and
                  June 30, 1999                                                     3

              Consolidated Statements of Operations and Comprehensive
                  Income for the Three Months Ended September 30, 1999
                  and 1998                                                          4

              Consolidated Statements of Cash Flows for the Three Months
                  Ended September 30, 1999 and 1998                                 5

              Notes to Consolidated Financial Statements                         6 - 10

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            11 - 17

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Default Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       Exhibits and Reports on Form 8-K:

              Exhibit 27 - Financial Data Schedule                                 E-1




                                           AUTOCAM CORPORATION
                                       CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30, 1999
In thousands, except share data                            (unaudited)     June 30, 1999
                                                           -----------     -------------

ASSETS

Current assets:
Cash and equivalents                                        $   4,007       $   3,654
Accounts receivable                                            39,038          40,781
Inventories                                                    14,570          15,237
Prepaid expenses and other current assets                       2,437           2,103
                                                            ---------       ---------
TOTAL CURRENT ASSETS                                           60,052          61,775

PROPERTY, PLANT AND EQUIPMENT, NET                            131,000         129,744
ASSETS HELD FOR SALE                                              534             534
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                      28,294          28,376
EQUIPMENT DEPOSITS AND OTHER LONG-TERM ASSETS                   8,406           9,062
                                                            ---------       ---------
TOTAL ASSETS                                                $ 228,286       $ 229,491
                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term obligations                 $   6,959       $   4,478
Accounts payable                                               19,999          22,130
Accrued liabilities:
     Compensation and related withholdings                      9,161           9,683
     Other                                                      4,483           3,380
                                                            ---------       ---------
TOTAL CURRENT LIABILITIES                                      40,602          39,671

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES              105,851         109,560
DEFERRED TAXES                                                 26,369          25,628
DEFERRED CREDITS AND OTHER                                      5,504           5,417
MINORITY INTEREST                                               2,701           2,813

SHAREHOLDERS' EQUITY:
Preferred stock - 200,000 shares authorized; no shares
     issued or outstanding
Common stock - 10,000,000 shares authorized;
     6,311,641 and 6,306,993 shares issued and
     outstanding as of September 30 and June 30, 1999,
     respectively                                              34,607          34,572
Deferred compensation                                            (297)           (336)
Accumulated other comprehensive losses                         (3,916)         (3,306)
Retained earnings                                              16,865          15,472
                                                            ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                     47,259          46,402
                                                            ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 228,286       $ 229,491
                                                            =========       =========


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (unaudited)



                                                              FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
In thousands, except per share data                               1999          1998
                                                                  ----          ----

Sales                                                          $ 46,622       $ 24,020
Cost of sales                                                    39,505         20,579
                                                               --------       --------
Gross profit                                                      7,117          3,441
Selling, general and administrative                               2,777          1,794
                                                               --------       --------
Income from operations                                            4,340          1,647
Interest expense, net                                             1,939            758
Minority interest in net income (loss) and other                   (345)           185
                                                               --------       --------
Income before tax provision                                       2,746            704
Tax provision                                                     1,227            526
                                                               --------       --------
NET INCOME                                                     $  1,519       $    178
                                                               ========       ========
BASIC NET INCOME PER SHARE                                     $    .24       $    .03
                                                               ========       ========
DILUTED NET INCOME PER SHARE                                   $    .23       $    .03
                                                               ========       ========
Basic weighted average shares outstanding                         6,310          6,410
Diluted weighted average shares outstanding                       6,512          6,611
Dividends declared per share                                   $    .02       $    .02

STATEMENTS OF COMPREHENSIVE INCOME:

Net income                                                     $  1,519       $    178
Other comprehensive losses - Foreign currency translation
     adjustments                                                   (610)          (260)
                                                               --------       --------
COMPREHENSIVE INCOME (LOSS)                                    $    909       $    (82)
                                                               ========       ========


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                --------------------------
In thousands                                                      1999           1998
                                                                  ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                    $ 48,959       $ 22,808
Cash paid to suppliers and employees                             (40,741)       (20,164)
Income taxes received (paid)                                        (462)           165
Interest paid                                                     (1,995)          (883)
                                                                --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,761          1,926
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (2,546)        (5,633)
Proceeds from sale of property, plant and equipment                  140             16
Acquisitions, net of cash received                                                 (344)
Decrease in restricted cash and equivalents                                         767
Payment of life insurance premiums and other                        (191)          (193)
                                                                --------       --------
NET CASH USED IN INVESTING ACTIVITIES                             (2,597)        (5,387)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on (repayments of) line of credit borrowings, net        (2,628)         4,968
Proceeds from issuance of long-term obligations                                      25
Principal payments of long-term obligations                          (28)        (1,751)
Cash dividends paid                                                 (126)          (122)
Proceeds from exercise of employee stock options and other            35             35
                                                                --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (2,747)         3,155
                                                                --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS              (64)            (3)
                                                                --------       --------
Net increase (decrease) in cash and equivalents                      353           (309)
Cash and equivalents at beginning of period                        3,654          1,643
                                                                --------       --------
Cash and equivalents at end of period                           $  4,007       $  1,334
                                                                ========       ========


See notes to consolidated financial statements.

                               AUTOCAM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Weighted average shares outstanding and earnings per share for the three months ended September 30, 1998 have been restated to give effect to a 5% share dividend declared on October 28, 1998 and paid on November 16, 1998 to shareholders of record on November 2, 1998.

Reclassifications - Certain reclassifications have been made to the Statements of Operations and of Cash Flows for the three months ended September 30, 1998 in order to conform to fiscal 2000 presentation.


2.   INVENTORIES

Inventories consist of the following:


                                          SEPTEMBER 30, 1999
In thousands                                (UNAUDITED)          JUNE 30, 1999
                                            -----------          -------------
          Raw materials                      $ 3,017              $ 3,179
          Production supplies                  3,166                3,010
          Work in-process                      6,767                7,091
          Finished goods                       1,620                1,957
                                             -------              -------
          TOTAL INVENTORIES                  $14,570              $15,237
                                             =======              =======


                              AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999



3.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:


                                                    SEPTEMBER 30, 1999
In thousands                                          (UNAUDITED)        JUNE 30, 1999
                                                      -----------        -------------

Land and improvements                                $   1,796           $   1,796
Buildings and improvements                               9,211               8,953
Leasehold improvements                                     495                 501
Machinery and equipment                                151,708             146,867
Furniture and fixtures                                   6,026               5,466
Construction in progress                                                     1,040
                                                     ---------           ---------
TOTAL                                                  169,236             164,623
Accumulated depreciation and amortization              (38,236)            (34,879)
                                                     ---------           ---------
PROPERTY, PLANT AND EQUIPMENT, NET                   $ 131,000           $ 129,744
                                                     =========           =========


4.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (percentages represent interest rates as of September 30, 1999):


                                                  SEPTEMBER 30, 1999
In thousands                                         (UNAUDITED)       JUNE 30, 1999
                                                     -----------       -------------
Revolving credit loans with banks, 4.8% - 8.25%      $  48,833           $  51,296
Acquisition term note with banks, 6.55%                 45,709              44,362
Term note with banks, 3.15%                             18,194              17,658
Note payable to Propart Corporation, 12%                    16                 631
Lines of credit and other                                   58                  91
                                                     ---------           ---------
TOTAL                                                  112,810             114,038
Less current maturities                                 (6,959)             (4,478)
                                                     ---------           ---------
LONG-TERM                                            $ 105,851           $ 109,560
                                                     =========           =========

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999



5.   INCOME TAXES

Income taxes as a percentage of income before tax provision and minority interest were 41.8% and 61.4% for the three months ended September 30, 1999 and 1998, respectively. The effective tax rate for the quarter ended September 30, 1999 exceeded the United States statutory rate of 34% due primarily to the fact that the income tax rates in France and Brazil exceed the United States statutory rate. The effective rate also includes provisions for state and local income taxes.

The effective tax rate for the quarter ended September 30, 1998 exceeded the United States statutory rate due primarily to the recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation.


6.   STOCK-BASED COMPENSATION

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


                                                                            THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                              -----------------------------------------------
In thousands, except per share data                                   1999                      1998
                                                                      ----                      ----
Net income:
     As reported                                                     $1,519                     $178
     Pro forma                                                        1,405                      123

Basic net income per share:
     As reported                                                       $.24                     $.03
     Pro forma                                                          .22                      .02

Diluted net income per share:
     As reported                                                       $.23                     $.03
     Pro forma                                                          .22                      .02

The effects of applying SFAS 123 on a pro forma basis may not be representative of the effects on reported pro forma net income for future periods as the estimated compensation costs reflect only options vesting after June 30, 1995. Under the methodology of SFAS 123, the fair value of the Company's fixed stock options was estimated at the date of grant using the Black-Scholes option-pricing model. The multiple option approach was used, with the following weighted-average assumptions for all periods presented: dividend yield, .59%; expected volatility, 45.31%; risk-free interest rate, 4%; and, expected life of options, 10 years.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999



7.   BUSINESS SEGMENT INFORMATION

The Company has three operating segments: North America, Europe and South America. The North American segment provides precision-machined components to the transportation and medical devices industries, while the European and South American segments provide precision-machined components to the transportation industry. The Company has assigned specific business units to a segment based principally on their geographical location. Each of the Company's segments is individually managed and has separate financial results reviewed by the Company's chief executive and operating decision-makers. These results are used by the chief operating decision-makers both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of total assets. The accounting policies of the segments are the same as those of the company as a whole.

Totals presented below are inclusive of all adjustments needed to reconcile to the data provided in the Consolidated Financial Statements and related notes.

                                                                              THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ------------------------------
In thousands                                                                1999           1998
                                                                            ----           ----

Sales to Unaffiliated Customers from Company Facilities Located in:
North America                                                            $  24,145       $  20,065
Europe                                                                      19,734
South America                                                                2,743           3,955
                                                                         ---------       ---------
Total                                                                    $  46,622       $  24,020
                                                                         =========       =========

Income from Operations of Company Facilities Located in:
North America                                                            $   1,719       $   1,139
Europe                                                                       3,130
South America                                                                  415             508
Corporate                                                                     (924)
                                                                                         ---------
Total                                                                    $   4,340       $   1,647
                                                                         =========       =========


                                                                       SEPTEMBER 30,       JUNE 30,
                                                                           1999             1999
                                                                           ----             ----
Total Assets of Company Facilities Located in:
North America                                                            $  92,910       $  94,162
Europe                                                                     117,695         117,447
South America                                                               10,362          10,795
Corporate                                                                    7,319           7,087
                                                                         ---------       ---------
Total                                                                    $ 228,286       $ 229,491
                                                                         =========       =========




The Corporate segment was disaggregated from the books and records of the Company's North American operations during the fourth quarter of fiscal 1999. It was impracticable to restate the prior period information concerning income from operations.

                               AUTOCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                               SEPTEMBER 30, 1999



8.   SUPPLEMENTAL CASH FLOW INFORMATION

The following is a reconciliation of net income to net cash provided by operating activities:

                                                                      FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
IN THOUSANDS                                                                (UNAUDITED)
                                                                    ----------------------------------
                                                                         1999         1998
                                                                         ----         ----

Net income                                                             $ 1,519       $   178
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                       3,753         2,078
     Deferred taxes                                                        387           748
     Minority interest in net income (loss) and other                     (354)          142
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable                                             2,313        (1,252)
         Inventories                                                       849          (505)
         Prepaid expenses and other current assets                        (340)         (449)
         Other long-term assets                                             74           (65)
         Accounts payable                                               (2,520)          687
         Accrued liabilities                                               183           301
         Deferred credits and other                                       (103)           63
                                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 5,761       $ 1,926
                                                                       =======       =======



                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999



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


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Consolidated Statements of Operations as a percentage of sales:


                                                                            THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                 -----------------------------------------
                                                                      1999                      1998
                                                                      ----                      ----

Sales                                                                 100.0%                    100.0%
Cost of sales                                                          84.7%                     85.7%
                                                                      -----                     -----
Gross profit                                                           15.3%                     14.3%
Selling, general and administrative                                     6.0%                      7.5%
                                                                      -----                     -----
Income from operations                                                  9.3%                      6.8%
Interest expense, net                                                   4.2%                      3.2%
Minority interest in net income (loss) and other                        (.8)%                      .7%
                                                                      -----                     -----
Income before tax provision                                             5.9%                      2.9%
Tax provision                                                           2.6%                      2.2%
                                                                      -----                     -----
NET INCOME                                                              3.3%                       .7%
                                                                      =====                     =====



                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1999



SALES

The following table indicates the Company's sales (in thousands) and percentage of total sales by product application for the three-month periods ended September 30, 1999 and 1998:


                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------
                                                     1999                                  1998
                                                     ----                                  ----

Transportation:
     Fuel systems                            $21,921           47.0%                $15,817         65.8%
     Power steering systems                   11,223           24.1
     Braking systems                           7,477           16.0                   4,037         16.8
     Other                                     3,858            8.3                   1,146          4.8
                                             -------           ----                 -------         ----
Total transportation                          44,479           95.4                  21,000         87.4

Medical devices                                1,550            3.3                   2,468         10.3
Other                                            593            1.3                     552          2.3


Sales increased $22,602,000, or 94%, from the first quarter of fiscal 1999 to the same period in fiscal 2000. The Company gained market share through the acquisition of Frank & Pignard ("F&P") in October 1998. F&P generated incremental sales of precision-machined components, mainly to the transportation industry, of $19,734,000 during the fiscal 2000 period presented.

The Company's growth in sales of fuel injection components of $6,104,000 when comparing the first quarter of fiscal 1999 to the same period in fiscal 2000 can be primarily attributable to demand from F&P customers, accounting for 57% of the increase. The remainder of the sales growth can be attributed to increases in demand from North American-based customers on several new programs awarded the Company during fiscal 1998 and 1999, partially offset by lower sales of fuel system components by the Company's Brazilian operations. Although local-currency (Brazilian Reais) sales were effectively the same in Brazil when comparing the fiscal 1999 and 2000 periods presented, reporting currency (U.S. Dollar) sales were 56% lower due to a significant devaluation in the Reais versus the Dollar in January 1999.

Incremental growth in sales of braking system components of $3,440,000 during the three months ended September 30, 1999 versus the same period in fiscal 1999 can be primarily attributable to demand from F&P customers, accounting for $2,002,000 of the increase. The balance of the increase can be primarily attributed to an increase in sales to a North American-based customer as demand for its new braking system program grows.

With the acquisition of F&P, the Company assumed several contracts for the production of power steering components and other transportation components for electromechanical motors and electronic transmissions. This new business accounts for essentially all of the increases in power steering system and other transportation component sales when comparing the fiscal 1999 and 2000 periods presented.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1999



SALES - CONCLUDED

Sales of components for medical device applications were $1,550,000 during the three months ended September 30, 1999, a 37% decrease from the same period in fiscal 1999. The decline in sales can be primarily attributed to the cancellation of a contract with a significant cardiovascular stent customer in November 1998, which eliminated $737,000 in sales from the fiscal 2000 period presented, when comparing to the fiscal 1999 period presented.

Management believes that sales growth for fiscal 2000 will range between 10-15% over fiscal 1999 levels as it reports a full year of sales from its French operations. Additional sales are also expected to be generated from continued expansion of fuel, power steering and braking system component sales as new programs move toward full production. These sales gains are expected to be partially offset by a decline in sales of cardiovascular stents of $1.4 million over the remainder of fiscal 2000 caused by the stent contract cancellation referred to above.

GROSS PROFIT

Gross profit for the three months ended September 30, 1999 and 1998 represented 15.3% and 14.3% of sales, respectively. The gross margin improvement can be primarily attributed to the following:

- The financial performance of the Company's Kentwood and Marshall, Michigan facilities improved significantly when comparing the first quarter of fiscal 2000 to the first quarter of fiscal 1999. Continuous improvement efforts and volume increases, which allowed for better labor and equipment utilization, resulted in a 4 percentage point improvement in gross margin (as a percentage of sales) when comparing the two periods presented. In addition, the fiscal 1999 first quarter profitability of these operations was negatively impacted by the effects of the labor work stoppage at General Motors Corporation during July 1998. No work stoppages were experienced by significant customers during the first quarter of fiscal 2000.

- The addition of F&P's operations since the first quarter of fiscal 1999, which added nearly 3 percentage points to overall gross margin (as a percentage of sales) when comparing the two periods presented.

These improvements were partially offset by the following negative factors:

- Continued manufacturing difficulties experienced by the Company's Dowagiac, Michigan facility during the ramp-up phase of a new braking system program, which reduced overall gross margin (as a percentage of sales) by 2 percentage points when comparing the three months ended September 30, 1998 to the same period in fiscal 2000.

- The loss of a significant cardiovascular stent contract (see Sales) reduced gross profit (as a percentage of sales) by 1 percentage point when comparing the fiscal 1999 period presented to the three months ended September 30, 1999.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1999



GROSS PROFIT - CONCLUDED

Management expects continued year-over-year improvements in gross margin as a percentage of sales for the remainder of fiscal 2000. The Company is actively involved in several continuous improvement activities on newer programs in its North American operations that are expected to allow for improved labor and equipment utilization typically gained through these efforts. Management also anticipates additional benefits through cost savings derived from the implementation of production and inventory control systems at its foreign operations.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 6.0% and 7.5% during the three months ended September 30, 1999 and 1998, respectively. The Company normally incurs selling, general and administrative costs at a rate ranging from 5.5% to 6% of sales since the addition of the Company's French operations in October 1998. Prior thereto, selling general and administrative expenses tended to be higher, as a percentage of sales, than current levels due to the addition of the Company's Brazilian operations in January 1998 which tend to incur these types of expenses at a much higher rate than the Company's North American operations. Expenses reported for the first quarter of fiscal 2000 include $407,000 in legal and professional service fees associated with the contemplated sale of the Company.

Management expects that selling, general and administrative expenses, as a percentage of sales, will approximate that which was reported during the first quarter of fiscal 2000 for the next nine months.


INTEREST EXPENSE, NET

Net interest expense for the three months ended September 30, 1999 increased $1,180,000 from the same period in the previous year, due primarily to an increase in average borrowings outstanding during the quarter ended September 30, 1999 caused by the F&P acquisition. Management anticipates that interest expense over the next nine months will approximate $1.9 million each quarter.


MINORITY INTEREST IN NET INCOME (LOSS) AND OTHER

The amount reported in this line primarily represents the minority shareholder's interest in the net earnings (loss) of Autocam do Brasil, and net earnings (losses) on products manufactured in North America on behalf of Autocam do Brasil customers.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1999



TAX PROVISION

Income taxes as a percentage of income before tax provision and minority interest were 41.8% and 61.4% for the three months ended September 30, 1999 and 1998, respectively. The effective tax rate for the quarter ended September 30, 1999 exceeded the United States statutory rate of 34% due primarily to the fact that the income tax rates in France and Brazil exceed the United States statutory rate. The effective rate also includes provisions for state and local income taxes.

The effective tax rate for the quarter ended September 30, 1998 exceeded the United States statutory rate due primarily to the recognition of $265,000 in Federal income tax expense caused by the dissolution of the Company's interest-charge Domestic International Sales Corporation.

Management expects the Company's effective tax rate to approximate 40% for the remainder of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has adequate credit facilities and cash available to meet its working capital and capital expenditure needs for the foreseeable future. The Company's current banking agreement (the "Agreement") includes a $70 million five-year revolving credit facility, a $50 million five-year acquisition term note and a $20 million six-year term note. Principal obligations under the revolving credit facility are due at the expiration of the facility. Principal obligations under the $50 million and $20 million term notes are as follows:


       In thousands                                     $50 million note       $20 million note
                                                        ----------------       ----------------

          Prior to October 1, 2000                            $ 6,856
          Between September 30, 2000 and October 1, 2001       12,570
          Between September 30, 2001 and October 1, 2002       13,713
          Between September 30, 2002 and October 1, 2003       12,570                $ 1,137
          Between September 30, 2003 and October 1, 2004                              13,646
          Thereafter                                                                   3,411
                                                              -------                -------
          Total                                               $45,709                $18,194
                                                              =======                =======


Interest is due monthly on all facilities under the Agreement at variable interest rates. The Agreement includes certain covenants requiring the Company to maintain minimum levels of tangible net worth and prohibits the Company from exceeding certain leverage ratios.

As of September 30, 1999, the Company had $21.2 million in availability under its revolving credit facility. Management anticipates retiring current maturities of long-term obligations with future operating cash flows. As of September 30, 1999, $112.7 million of the Company's long-term debt was subject to variable interest rates.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 1999



LIQUIDITY AND CAPITAL RESOURCES - CONCLUDED

New equipment placed into service and deposits paid on future equipment purchases during the quarter ended September 30, 1999 totaling $6.2 million were financed through operating cash flows and bank borrowings ($4 million) and operating lease agreements ($2.2 million). During the quarter ended September 30, 1999, the Company borrowed $370,000 to purchase equipment formerly leased under operating lease agreements, resulting in annual cash flow improvements of $124,000.

In order to meet increased demand primarily from transportation customers, management will purchase $12-14 million of equipment over the next three fiscal quarters (upon which deposits of $2.2 million had been placed as of September 30, 1999). Management expects to finance these purchases with cash on hand, operating cash flows, operating leases, and/or bank borrowings.


IMPACT OF YEAR 2000 ISSUE

The Company recognizes the importance of the Year 2000 issue and has been giving high priority to it. In July 1998, the Company created a Year 2000 project team to supervise a comprehensive risk-based assessment of the Company's Year 2000 readiness. The team's objective is to ensure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes software, hardware, electronic data interchange, manufacturing and lab equipment, environmental and safety systems, facilities, utilities and supplier readiness. Since the Company makes predominate use of recent operating versions of packaged computer applications in its business and believes such applications to be Year 2000 compliant, management considers the risk of a materially adverse effect on the operations of the Company to be remote. As of September 30, 1999, the Company had spent $16,000 in connection with the assessment phase of the project, which is now complete.

The Company is utilizing both internal and external resources to remediate and test all applications and computer, manufacturing and facilities equipment that may be adversely impacted by Year 2000 issues. The Company has completed the testing of all Year 2000 compliance issues for all information systems. Total costs to remediate its systems, if any, are not expected to exceed $150,000.

In addition to internal Year 2000 software and equipment remediation activities, the Company has contacted its key suppliers and all its electronic commerce customers to assess their compliance. There can be no absolute assurances that there will not be a materially adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its diligent actions with suppliers and customers will minimize these risks. In any event, the Company believes that it has adequate back-up manual and contingency systems in place that will allow it to ship its primary products and invoice its customers in the unlikely event that its assessment, testing and remediation efforts do not detect a materially adverse Year 2000 compliance problem in its software or equipment or with its suppliers or customers.

                               AUTOCAM CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED
                               SEPTEMBER 30, 1999



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


FOREIGN CURRENCY TRANSACTIONS

The Company derived 48% and 15% of its sales during the first quarters of fiscal 2000 and 1999, respectively, from foreign manufacturing operations. The financial position and results of operations of the Company's subsidiary in France are measured in French Francs and translated into U.S. Dollars. The effects of foreign currency fluctuations in France is somewhat mitigated by the fact that sales and expenses are generally incurred in French Francs, and the reported net income thereon will be higher or lower, depending on a weakening or strengthening of the U.S. Dollar.

The financial position and results of operations of the Company's subsidiary in Brazil are measured in Brazilian Reais and translated into U.S. Dollars. With respect to 37% and 64% of this subsidiary's sales for the first quarter of fiscal 2000 and 1999, respectively, expenses associated therewith are generally incurred in Brazilian Reais, but sales are generated in U.S. Dollars. As such, results of operations with regard to these sales are directly influenced by a weakening or strengthening of the Brazilian Real versus the U.S. Dollar. The effects of foreign currency fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that such sales and expenses associated therewith are generally incurred in Brazilian Reais and the reported income thereon will be higher or lower depending on a weakening or strengthening of the U.S. Dollar.

Seven and eleven percent of the Company's net assets as of September 30, 1999 are based in France and Brazil, respectively, and were translated into U.S. Dollars at the exchange rates in effect as of that date (1.918 Brazilian Reais per U.S. Dollar, and 6.156 French Francs per U.S. Dollar, respectively). Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. Dollar.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1999


                              Autocam Corporation

                              /s/ John C. Kennedy
                              -------------------------------
                              John C. Kennedy
                                 Principal Executive Officer

                              /s/ Warren A. Veltman
                              -------------------------------
                              Warren A. Veltman
                                 Principal Financial and
                                 Accounting Officer

                                 Exhibit Index
                                 -------------

Exhibit Index                      Description
-------------                      -----------
      27                           Financial Data Schedule