Form 10-Q
period 2004-09-30
AUTOCAM CORP/MI
filed 2004-11-12
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to_________
--------------------------------------------------------------------------------

                        COMMISSION FILE NUMBER 333-119215

                               AUTOCAM CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Michigan                                 38-2790152
------------------------------------------------         -----------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER
                  ORGANIZATION)                           IDENTIFICATION NO.)

         4070 East Paris Avenue Southeast
                Kentwood, Michigan                              49512
----------------------------------------------           -----------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (616) 698-0707

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ ]   NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at November 12, 2004
      ------------------------------     ------------------------------------
        COMMON STOCK, $10 PAR VALUE               14,340,000 SHARES

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
                                    PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004         1

              Consolidated Statements of Operations and Comprehensive Income (Loss)
              for the Three and Nine Months Ended September 30, 2003 and 2004                    2

              Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2003 and 2004                                                        3

              Notes to Consolidated Financial Statements                                         4

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                        24

Item 4.       Disclosure Controls and Procedures                                                25

                                     PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                 25

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of
                  Equity Securities                                                             25

Item 3.       Defaults Upon Senior Securities                                                   25

Item 4.       Submission of Matters to a Vote of Securities Holders                             25

Item 5.       Other Information                                                                 25

Item 6.       Exhibits and Reports on Form 8-K - Certifications                                 26

Signatures                                                                                      27

Exhibit 31.1 - CEO Certification

Exhibit 31.2 - CFO Certification

Exhibit 32.1 - CEO Certification

Exhibit 32.2 - CFO Certification

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               DECEMBER 31,          SEPTEMBER 30,
                                                                                                   2003                 2004
                                                                                                   ----                 ----
                                                                                              (predecessor)          (successor)
Amounts in thousands, except share information

Assets
Current assets:
Cash and equivalents                                                                             $  1,075              $  2,075
Accounts receivable, net of allowances of $484 and $420, respectively                              55,484                60,013
Inventories                                                                                        25,802                31,190
Prepaid expenses and other current assets                                                           3,090                 3,583
                                                                                                 --------              --------
Total current assets                                                                               85,451                96,861

Property, plant and equipment, net                                                                173,580               155,679
Goodwill                                                                                          139,446               253,557
Other long-term assets                                                                             10,598                16,668
                                                                                                 --------              --------
Total Assets                                                                                     $409,075              $522,765
                                                                                                 ========              ========

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                                                      $ 29,748              $  7,117
Accounts payable                                                                                   47,246                41,493
Accrued liabilities                                                                                15,017                22,410
                                                                                                 --------              --------
Total current liabilities                                                                          92,011                71,020
                                                                                                 --------              --------
Long-term obligations, net of current maturities                                                  104,140               260,758
Deferred taxes and other                                                                           50,596                42,681

Shareholders' equity:
Series A preferred stock - $.01 par value; 600,000 shares authorized; 579,112 shares
issued and outstanding as of December 31, 2003                                                          6
Series B preferred stock - $.01 par value; 400,000 shares authorized; 110,364 shares
issued and outstanding as of December 31, 2003                                                          1
Common stock - $.01 par value; 8,000,000 shares authorized; 6,480,895 shares issued
and outstanding as of December 31, 2003                                                                65
Common stock - $10 par value; 20,000,000 shares authorized; 14,340,000
shares issued and outstanding as of September 30, 2004                                                                  143,400
Additional paid-in capital                                                                        137,824
Accumulated other comprehensive income                                                              2,178                 5,046
Retained earnings (accumulated deficit)                                                            22,254                  (140)
                                                                                                 --------              --------
Total shareholders' equity                                                                        162,328               148,306
                                                                                                 --------              --------
Total Liabilities and Shareholders' Equity                                                       $409,075              $522,765
                                                                                                 ========              ========

See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED   SIX MONTHS ENDED   THREE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,        JUNE 30,          SEPTEMBER 30,
                                                            2003                 2003               2004                 2004
                                                            ----                 ----               ----                 ----
                                                                           (predecessor)                             (successor)
                                                     ----------------------------------------------------------
Amounts in thousands

Sales                                                     $73,154             $239,983           $ 184,489             $80,249
Cost of sales                                              64,216              207,086             153,426              68,348
                                                         --------             --------           ---------            --------
Gross profit                                                8,938               32,897              31,063              11,901
Selling, general and administrative expenses                4,356               13,079              17,337               5,244
                                                         --------             --------           ---------            --------
Income from operations                                      4,582               19,818              13,726               6,657
Interest expense, net                                       2,234                7,161               4,666               5,705
Other expenses, net                                         2,298                4,095               3,672                 681
                                                         --------             --------           ---------            --------
Income before tax provision                                    50                8,562               5,388                 271
Tax provision                                                 166                3,672               3,211                 411
                                                         --------             --------           ---------            --------
Net Income (Loss)                                        ($   116)            $  4,890           $   2,177            ($   140)
                                                         ========             ========           =========            ========

Statements of Comprehensive Income (Loss):
Net income (loss)                                        ($   116)            $  4,890           $   2,177            ($   140)
Other comprehensive income (loss):
Foreign currency translation adjustments                       24                3,496              (1,138)              5,046
Amortization of interest rate agreements                       67                  202                 135
                                                         --------             --------           ---------            --------
Comprehensive Income (Loss)                              ($    25)            $  8,588           $   1,174             $ 4,906
                                                         ========             ========           =========            ========

See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED       SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                    SEPTEMBER 30,             JUNE 30,             SEPTEMBER 30,
                                                                         2003                   2004                   2004
                                                                         ----                   ----                   ----
                                                                               (predecessor)                        (successor)
                                                                  ----------------------------------------
Amounts in thousands

Net cash provided by (used in) operating activities                 $     28,009            $     10,694          ($       409)

Cash flows from investing activities:
Expenditures for property, plant and equipment                           (16,634)                (10,676)               (5,487)
Proceeds from sale of property, plant and equipment                        6,018                     808                   333
Other                                                                     (1,434)                   (339)                  307
                                                                    ------------            ------------          ------------
Net cash used in investing activities                                    (12,050)                (10,207)               (4,847)
                                                                    ------------            ------------          ------------

Cash flows from financing activities:
Borrowings (repayments) on lines of credit, net                           (1,146)                 (3,531)                2,000
Proceeds from issuance of long-term obligations                              549                 247,248                   270
Principal payments of long-term obligations                              (19,712)               (109,940)               (1,529)
Payments to shareholders and option holders                                                     (232,663)
Shareholder contributions                                                                        115,400
Debt issue costs                                                                                 (10,855)                 (675)
                                                                    ------------            ------------          ------------
Net cash provided by (used in) financing activities                      (20,309)                  5,659                    66
                                                                    ------------            ------------          ------------

Effect of exchange rate changes on cash and equivalents                      (22)                    (18)                   62
                                                                    ------------            ------------          ------------
Increase (decrease) in cash and equivalents                               (4,372)                  6,128                (5,128)
Cash and equivalents at beginning of period                                4,996                   1,075                 7,203
                                                                    ------------            ------------          ------------
Cash and Equivalents at End of Period                               $        624            $      7,203           $     2,075
                                                                    ============            ============          ============

See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements (the "Financial Statements") include the accounts of Titan Holdings, Inc. ("Titan") and its subsidiaries (together, the "Company"), which includes Autocam Corporation ("Autocam"), a wholly-owned subisidary. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. All currency amounts within these footnotes are expressed in thousands of U.S. dollars unless otherwise noted.

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles.

On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Micron Holdings, Inc. ("Micron"), merged with and into Titan with Titan continuing as the surviving corporation (the "Acquisition"). As a result, Titan became a wholly-owned subsidiary of Micron. The total amount of consideration paid in the Acquisition, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Titan, payments to common shareholders of Titan and the payment of transaction costs incurred by Titan, was $395,000. The Acquisition was financed with the net proceeds from the issuance of $140,000 of senior subordinated notes of the Company, which are guaranteed by Titan (the "Notes"), borrowings under the Company's new senior credit facilities of $114,000 and combined common equity contributions of $143,400 by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain of the Company's management.

Successor periods - Represents the consolidated financial position and consolidated results of operations and cash flows of the Company reflecting the basis of accounting after purchasing accounting for the Acquisition.

Predecessor periods - Represents the consolidated financial position and results of operations and cash flows of the Company reflecting the historical basis of accounting without any application of purchase accounting for the Acquisition.

Stock-based compensation -- The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plan. This plan was terminated in connection with the Acquisition. Under APB No. 25, no stock-based employee compensation cost is reflected in the results of operations as all options granted under this plan had an exercise price equal to the estimated market value of the underlying common stock on the date of the grant. Had stock-based employee compensation cost of the Company's stock option plan been determined based upon the fair value at the grant dates for awards under this plan consistent with the method of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONCLUDED

                                                                THREE MONTHS                 NINE MONTHS              SIX MONTHS
                                                                    ENDED                       ENDED                    ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,              JUNE 30,
                                                                    2003                        2003                     2004
                                                                    ----                        ----                     ----
                                                                                           (predecessor)
                                                                ----------------------------------------------------------------
As reported                                                      ($   116)                    $   4,890               $  2,177
Compensation expense, net of related tax effects                     (140)                         (420)                  (280)
                                                                 --------                     ---------               --------
Pro forma                                                        ($   256)                    $   4,470               $  1,897
                                                                 ========                     =========               ========

The fair value value approach was used to value all option grants, with the following weighted-average assumptions: risk-free interest rate, 4%-4.88%; and expected life of options, 10 years.

Guarantees -- The Company guarantees the performance under certain equipment leases of an unrelated vendor that provides services to the Company within one of the Company's European production facilities. The cost associated with those services is reflected in Cost of Sales. The obligations under these leases end at various times between May 2004 and February 2009. At December 31, 2003 and September 30, 2004, the Company's maximum liability under these guarantees was $6,494 and $5,252, respectively, which were not recorded in the Financial Statements. In the event of default by the vendor, the Company would become primarily responsible for the lease obligations and assume control of the equipment subject to the lease which has a fair market value in excess of the present value of the future minimum lease payments.

2.    BUSINESS COMBINATION

The Acquisition described in Note 1 was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their preliminary relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $249,371, allocated among the Company's operating segments as follows: North America - $116,227, Europe - $124,486 and South America - $8,658. Goodwill deductible for tax purposes will be approximately $4,200. The results of operations and cash flows of Titan (as Predecessor company) have been reported through June 30, 2004.

Set forth below are unaudited pro forma statements of operations information for the nine months ended September 30, 2003 and the six months ended June 30, 2004, which are based upon the historical Consolidated Statements of Operations of the Company for those periods after giving effect to the Acquisition as if such transaction had occurred at the beginning of each period presented. These pro forma results are based upon assumptions considered appropriate by Company management and include adjustments as considered necessary in the circumstances. Such adjustments include interest expense that would have been incurred to finance the purchase, depreciation expense based on the fair market value of the property and equipment acquired and the corresponding tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the Acquisition taken place at the beginning of each period presented or which may be reported in the future.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

2.    BUSINESS COMBINATION - CONCLUDED

                                                   NINE MONTHS       SIX MONTHS
                                                      ENDED             ENDED
                                                  SEPTEMBER 30,       JUNE 30,
                                                       2003             2004
                                                       ----             ----
Sales                                              $239,983         $184,489
Net income                                              309            6,649

3.    INVENTORIES

Set forth below are the components of Inventories:

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2003           2004
                                                        ----           ----
                                                   (predecessor)   (successor)
Raw materials                                       $    7,664      $    9,358
Production supplies                                      4,836           5,987
Work in-process                                          9,336          11,631
Finished goods                                           3,966           4,214
                                                    ----------      ----------
Total Inventories                                   $   25,802      $   31,190
                                                    ==========      ==========

4.    PROPERTY, PLANT AND EQUIPMENT, NET

Set forth below are the components of Property, Plant and Equipment, Net:

                                                 DECEMBER 31,       SEPTEMBER 30,
                                                     2003              2004
                                                     ----              ----
                                                (predecessor)       (successor)
Buildings and land                                $   14,222         $    9,771
Machinery and equipment                              210,273            139,990
Furniture and fixtures                                 8,444              9,134
                                                  ----------         ----------
Total                                                232,939            158,895
Accumulated depreciation                             (59,359)            (3,216)
                                                  ----------         ----------
Total Property, Plant and Equipment, Net          $  173,580         $  155,679
                                                  ==========         ==========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

4.    PROPERTY, PLANT AND EQUIPMENT, NET - CONCLUDED

In connection with the Acquisition, the Company restated the historical cost of its property, plant and equipment to fair market appraised values and eliminated all historical accumulated depreciation.

5.    LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations (percentages represent interest rates as of September 30, 2004):

                                                                               DECEMBER 31,         SEPTEMBER 30,
                                                                                  2003                  2004
                                                                                  ----                  ----
                                                                              (predecessor)         (successor)
New Senior Credit Facility:
  USD term note, 5.0%                                                                                $   32,918
  Euro term note, 5.12%                                                                                  76,832
  Multi-currency revolving line of credit, 5.0%                                                          13,000
Old senior credit facility retired in connection with the Acquisition           $  124,082
                                                                                ----------           ----------
Total senior credit facility                                                       124,082              122,750
Senior subordinated notes, 10.875%, net of original issue discount                                      136,954
Capital leases, from 2.14% to 8.13%                                                  6,793                5,523
Other                                                                                3,013                2,648
                                                                                ----------           ----------
Total long-term obligations                                                        133,888              267,875
Current portion                                                                    (29,748)              (7,117)
                                                                                ----------           ----------
Long-term portion                                                               $  104,140           $  260,758
                                                                                ==========           ==========

At the time of the Acquisition, Autocam refinanced its former senior credit facility with proceeds from the financings from the Acquisition. In connection therewith, Titan and certain, but not all, of the subsidiaries of Autocam fully and unconditionally guaranteed the Notes.

The following table sets forth the guarantor and non-guarantor subsidiaries of Autocam with respect to the Notes:

      GUARANTOR SUBSIDIARIES                  NON-GUARANTOR SUBSIDIARIES
      ----------------------                  --------------------------
Autocam-Pax, Inc.                             Autocam-Har, Inc.
Autocam Acquisition, Inc.                     Autocam France, SARL
Autocam Laser Technologies, Inc.              Frank & Pignard, SA
Autocam International Ltd.                    Bouverat Industries, SA
Autocam Europe, B.V.                          Autocam do Brasil Usinagem Ltda.
Autocam International Sales Corporation       Autocam Foreign Sales Corporation
Autocam Greenville, Inc.
Autocam South Carolina, Inc.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

5.    LONG-TERM OBLIGATIONS - CONTINUED

Information regarding the guarantors and non-guarantors are as follows:


                                                       TITAN
COMBINING STATEMENT OF OPERATIONS                     (PARENT                       SUBSIDIARIES
THREE MONTHS ENDED SEPTEMBER 30, 2003                 COMPANY               ---------------------------
(predecessor)                                          ONLY)     AUTOCAM    GUARANTOR     NON-GUARANTOR   ELIMINATIONS    COMBINED
-------------------------------------                  -----    --------    ---------     -------------   ------------    --------
Sales                                                            $27,636    $  4,521        $42,247        ($ 1,250)       $73,154
Cost of sales                                                     24,662       3,676         37,128          (1,250)        64,216
                                                                --------    --------        -------                       --------
Gross profit                                                       2,974         845          5,119                          8,938
Selling, general and administrative expenses                       1,634         303          2,419                          4,356
                                                                --------    --------        -------                       --------
Income from operations                                             1,340         542          2,700                          4,582
Interest expense, net                                                592         151          1,491                          2,234
Other expense (income), net                            $    9      1,894          (1)           396                          2,298
                                                      -------   --------    --------        -------                       --------
Income (loss) before tax provision                         (9)    (1,146)        392            813                             50
Tax provision                                              (3)      (389)        133            425                            166
                                                      -------   --------    --------        -------                       --------
Net Income (Loss)                                     ($    6)  ($   757)   $    259        $   388                       ($   116)
                                                      =======   ========    ========        =======                       ========

                                                       TITAN
COMBINING STATEMENT OF OPERATIONS                     (PARENT                       SUBSIDIARIES
NINE MONTHS ENDED SEPTEMBER 30, 2003                  COMPANY               ---------------------------
(predecessor)                                          ONLY)     AUTOCAM    GUARANTOR     NON-GUARANTOR   ELIMINATIONS    COMBINED
------------------------------------                   -----     -------    ---------     -------------   ------------    --------
Sales                                                            $88,961    $ 12,666        $142,023      ($  3,667)      $239,983
Cost of sales                                                     76,859      10,263         123,631         (3,667)       207,086
                                                                 -------    --------        --------                      --------
Gross profit                                                      12,102       2,403          18,392                        32,897
Selling, general and administrative expenses                       4,470         950           7,659                        13,079
                                                                 -------    --------        --------                      --------
Income from operations                                             7,632       1,453          10,733                        19,818
Interest expense, net                                              1,705         442           5,014                         7,161
Other expense (income), net                            $   28      2,530          (2)          1,539                         4,095
                                                      -------    -------    --------        --------                      --------
Income (loss) before tax provision                        (28)     3,397       1,013           4,180                         8,562
Tax provision                                             (10)     1,182         345           2,155                         3,672
                                                      -------    -------    --------        --------                      --------
Net Income (Loss)                                     ($   18)   $ 2,215    $    668        $  2,025                      $  4,890
                                                      =======    =======    ========        ========                      ========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

5.    LONG-TERM OBLIGATIONS - CONTINUED


                                                       TITAN
COMBINING STATEMENT OF OPERATIONS                     (PARENT                       SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2004                        COMPANY               ---------------------------
(predecessor)                                          ONLY)     AUTOCAM    GUARANTOR     NON-GUARANTOR   ELIMINATIONS    COMBINED
---------------------------------                      -----     -------    ---------     -------------   ------------    --------
Sales                                                            $64,212    $ 11,061        $112,477       ($ 3,261)      $184,489
Cost of sales                                                     55,053       7,848          93,786         (3,261)       153,426
                                                                 -------    --------        --------                      --------
Gross profit                                                       9,159       3,213          18,691                        31,063
Selling, general and administrative expenses          $ 6,438      5,214         591           5,094                        17,337
                                                     --------    -------    --------        --------                      --------
Income (loss) from operations                          (6,438)     3,945       2,622          13,597                        13,726
Interest expense, net                                              1,472         291           2,903                         4,666
Other expense, net                                         19      2,358          21           1,274                         3,672
                                                     --------    -------    --------        --------                      --------
Income (loss) before tax provision                     (6,457)       115       2,310           9,420                         5,388
Tax provision                                          (2,195)        38         801           4,567                         3,211
                                                     --------    -------    --------        --------                      --------
Net Income (Loss)                                    ($ 4,262)   $    77    $  1,509        $  4,853                      $  2,177
                                                     ========    =======    ========        ========                      ========

                                                       TITAN
COMBINING STATEMENT OF OPERATIONS                     (PARENT                       SUBSIDIARIES
THREE MONTHS ENDED SEPTEMBER 30, 2004                 COMPANY               ---------------------------
(successor)                                            ONLY)    AUTOCAM     GUARANTOR     NON-GUARANTOR   ELIMINATIONS    COMBINED
-------------------------------------                  -----    --------    ---------     -------------   ------------    --------
Sales                                                            $28,807     $4,342         $48,936       ($  1,836)      $ 80,249
Cost of sales                                                     25,322      3,393          41,469          (1,836)        68,348
                                                                --------     ------         -------                      ---------
Gross profit                                                       3,485        949           7,467                         11,901
Selling, general and administrative expenses                       2,453        293           2,498                          5,244
                                                                --------     ------         -------                      ---------
Income from operations                                             1,032        656           4,969                          6,657
Interest expense, net                                              4,096        150           1,459                          5,705
Other expense, net                                     $ 9           358                        314                            681
                                                      ----      --------     ------         -------                      ---------
Income (loss) before tax provision                      (9)       (3,422)       506           3,196                            271
Tax provision                                           (3)       (1,166)       177           1,403                            411
                                                      ----      --------     ------         -------                      ---------
Net Income (Loss)                                     ($ 6)     ($ 2,256)    $  329         $ 1,793                      ($    140)
                                                      ====      ========     ======         =======                      =========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

5.    LONG-TERM OBLIGATIONS - CONTINUED


CONDENSED COMBINING STATEMENT                          TITAN
OF CASH FLOWS                                         (PARENT                      SUBSIDIARIES
NINE MONTHS ENDED SEPTEMBER 30, 2003                  COMPANY               ---------------------------
(predecessor)                                          ONLY)     AUTOCAM    GUARANTOR     NON-GUARANTOR    COMBINED
------------------------------------                   -----     -------    ---------     -------------    --------
Net cash provided by (used in) operating activities    ($10)     $ 6,510     $1,382         $20,127       $ 28,009
Expenditures for property, plant and equipment                    (6,897)    (1,356)         (8,381)       (16,634)
Proceeds from sale of property, plant and equipment                5,897          1             120          6,018
Borrowings (repayments) on lines of credit, net                    5,000                     (6,146)        (1,146)
Principal payments of long-term obligations                       (8,493)                   (11,219)       (19,712)
Other                                                             (2,304)       (27)          1,424           (907)
                                                      -----      -------     ------         -------       --------
Net increase (decrease) in cash and equivalents         (10)        (287)                    (4,075)        (4,372)
Cash and equivalents at beginning of period              10          376          2           4,608          4,996
                                                      -----      -------     ------         -------       --------
Cash and Equivalents at End of Period                            $    89     $    2         $   533       $    624
                                                      =====      =======     ======         =======       ========


CONDENSED COMBINING STATEMENT                            TITAN
OF CASH FLOWS                                           (PARENT                     SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2004                          COMPANY             ---------------------------
(predecessor)                                            ONLY)    AUTOCAM   GUARANTOR     NON-GUARANTOR    COMBINED
------------------------------                           -----    -------   ---------     -------------    --------
Net cash provided by (used in) operating activities   ($  6,457) $  2,206    $ 207          $ 14,738      $   10,694
Expenditures for property, plant and equipment                     (3,880)    (205)           (6,591)        (10,676)
Borrowings (repayments) on lines of credit, net          (1,280)   21,829                    (24,080)         (3,531)
Proceeds from issuance of long-term obligations                   169,888                     77,360         247,248
Principal payments of long-term obligations                       (51,268)                   (58,672)       (109,940)
Payments to shareholders and option holders            (232,663)                                            (232,663)
Shareholder contributions                               115,400                                              115,400
Dividends received (paid)                               125,000  (125,000)
Debt issue costs                                                  (10,855)                                   (10,855)
Other                                                                (145)                       596             451
                                                      ---------  --------    -----          --------      ----------
Net increase in cash and equivalents                                2,775        2             3,351           6,128
Cash and equivalents at beginning of period                           750        2               323           1,075
                                                      ---------  --------    -----          --------      ----------
Cash and Equivalents at End of Period                            $  3,525    $   4          $  3,674      $    7,203
                                                      =========  ========    =====          ========      ==========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

5.    LONG - TERM OBLIGATIONS - CONTINUED


CONDENSED COMBINING STATEMENT                                 TITAN
OF CASH FLOWS                                                (PARENT                              SUBSIDIARIES
THREE MONTHS ENDED SEPTEMBER 30, 2004                        COMPANY                       ----------------------------
(successor)                                                   ONLY)          AUTOCAM       GUARANTOR      NON-GUARANTOR  COMBINED
-------------------------------------                         -----          -------       ---------      -------------  --------
Net cash provided by (used in) operating activities                          ($ 4,574)      $ 782           $   3,383    ($   409)
Expenditures for property, plant and equipment                                   (815)       (783)             (3,889)     (5,487)
Borrowings on lines of credit, net                                              2,000                                       2,000
Proceeds from issuance of long-term obligations                                                                   270         270
Principal payments of long-term obligations                                       (82)                         (1,447)     (1,529)
Debt issue costs                                                                 (675)                                       (675)
Other                                                                             737                             (35)        702
                                                                             --------       -----           ---------    --------
Net decrease in cash and equivalents                                           (3,409)         (1)             (1,718)     (5,128)
Cash and equivalents at beginning of period                                     3,525           4               3,674       7,203
                                                                             --------       -----           ---------    --------
Cash and Equivalents at End of Period                                            $116       $   3           $   1,956     $ 2,075
                                                                             ========       =====           =========    ========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                    TITAN
CONDENSED COMBINING BALANCE SHEET                  (PARENT                             SUBSIDIARIES
DECEMBER 31, 2003                                  COMPANY                     ---------------------------
(predecessor)                                       ONLY)        AUTOCAM       GUARANTOR     NON-GUARANTOR   ELIMINATIONS  COMBINED
---------------------------------                   -----        -------       ---------     -------------   ------------  --------
Assets
Current assets:
Cash and equivalents                                             $    750      $      2        $    323                    $  1,075
Accounts receivable, net                                           13,524         1,757          40,203                      55,484
Inventories                                                         8,052         1,060          16,690                      25,802
Prepaid expenses and other current assets                           1,616            52           1,422                       3,090
                                                                 --------      --------        --------                    --------
Total current assets                                               23,942         2,871          58,638                      85,451

Property, plant and equipment, net                                 40,899         8,945         123,602        $   134      173,580
Goodwill                                           $122,521         2,688                        14,237                     139,446
Intercompany receivables (payables)                                40,513        (5,863)        (33,437)        (1,213)
Investment in subsidiaries                            9,136       (15,014)       (1,806)          9,831         (2,147)
Other long-term assets                                              7,106           106           3,386                      10,598
                                                  ---------      --------      --------        --------       --------     --------
Total Assets                                       $131,657      $100,134      $  4,253        $176,257       ($ 3,226)    $409,075
                                                  =========      ========      ========        ========       ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                      $  4,656                      $ 25,092                    $ 29,748
Accounts payable                                                    8,255      $    290          38,906       ($   205)      47,246
Accrued liabilities                               ($      5)        3,062           238          11,722                      15,017
                                                  ---------      --------      --------        --------       --------     --------
Total current liabilities                                (5)       15,973           528          75,720           (205)      92,011
                                                  ---------      --------      --------        --------       --------     --------
Long-term obligations, net of current maturities                   50,612                        54,555         (1,027)     104,140
Deferred taxes and other                                           15,304                        35,292                      50,596

Shareholders' equity:
Capital stock                                       137,896                                       1,994         (1,994)     137,896
Accumulated other comprehensive income (loss)                       6,812                        (4,634)                      2,178
Retained earnings (accumulated deficit)              (6,234)       11,433         3,725          13,330                      22,254
                                                  ---------      --------      --------        --------       --------     --------
Total shareholders' equity                          131,662        18,245         3,725          10,690         (1,994)     162,328
                                                  ---------      --------      --------        --------       --------     --------
Total Liabilities and Shareholders' Equity         $131,657      $100,134      $  4,253        $176,257       ($ 3,226)    $409,075
                                                  =========      ========      ========        ========       ========     ========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

5.    LONG - TERM OBLIGATIONS - CONCLUDED

                                                   TITAN
CONDENSED COMBINING BALANCE SHEET                 (PARENT                        SUBSIDIARIES
SEPTEMBER 30, 2004                                COMPANY                  --------------------------
(successor)                                        ONLY)      AUTOCAM      GUARANTOR    NON-GUARANTOR   ELIMINATIONS   COMBINED
---------------------------------                  -----      -------      ---------    -------------   ------------   --------
Assets
Current assets:
Cash and equivalents                                          $    117     $      2       $  1,956                     $  2,075
Accounts receivable, net                                        20,813        2,199         37,001                       60,013
Inventories                                                      9,279        1,351         20,560                       31,190
Prepaid expenses and other current assets                        1,987          132          1,464                        3,583
                                                              --------     --------       --------                     --------
Total current assets                                            32,196        3,684         60,981                       96,861

Property, plant and equipment, net                              28,462        5,595        121,203        $   419       155,679
Goodwill                                          $116,299                                 137,258                      253,557
Intercompany receivables (payables)                             29,896       (4,978)       (24,602)          (316)
Investment in subsidiaries                          27,063     100,631       (3,458)      (123,815)          (421)
Other long-term assets                                   1      11,192           99          5,376                       16,668
                                                  --------    --------     --------       --------       --------      --------
Total Assets                                      $143,363    $202,377     $    942       $176,401       ($   318)     $522,765
                                                  ========    ========     ========       ========       ========      ========
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                   $    330                    $  6,787                     $  7,117
Accounts payable                                                 7,982     $    305         33,521       ($   315)       41,493
Accrued liabilities                               $    (28)      5,257          308         16,876             (3)       22,410
                                                  --------    --------     --------       --------       --------      --------
Total current liabilities                              (28)     13,569          613         57,184           (318)       71,020
                                                  --------    --------     --------       --------       --------      --------
Long-term obligations, net of current maturities               182,570                      78,188                      260,758
Deferred taxes and other                                         7,972                      34,709                       42,681

Shareholders' equity:
Capital stock                                      143,400                                                              143,400
Accumulated other comprehensive income                             519                       4,525                        5,046
Retained earnings (accumulated deficit)                 (9)     (2,253)         329          1,795                         (140)
                                                  --------    --------     --------       --------       --------      --------
Total shareholders' equity                         143,391      (1,734)         329          6,320                      148,306
                                                  --------    --------     --------       --------       --------      --------
Total Liabilities and Shareholders' Equity        $143,363    $202,377     $    942       $176,401       ($   318)     $522,765
                                                  ========    ========     ========       ========       ========      ========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

6.    BUSINESS SEGMENT INFORMATION

The Company has three operating segments: North America, Europe and South America. The North American segment provides precision-machined components primarily to the transportation and medical devices industries, while the European and South American segments provide precision-machined components primarily to the transportation industry. The Company has a small operation in China that is grouped with its European operations for business segmentation purposes. The Company has assigned specific business units to a segment based principally on their geographical location. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets. Set forth below is business segment information for the three and nine months ended September 30, 2003, the six months ended June 30, 2004 and the three months ended September 30, 2004 and as of December 31, 2003 and September 30, 2004:

                                                                       THREE MONTHS    NINE MONTHS   SIX MONTHS   THREE MONTHS
                                                                          ENDED           ENDED        ENDED          ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 30,   JUNE 30,    SEPTEMBER 30,
                                                                           2003           2003          2004          2004
                                                                           ----           ----          ----          ----
                                                                                      (predecessor)                (successor)
                                                                      -----------------------------------------
Sales to Unaffiliated Customers from Company Facilities Located in:
North America                                                            $32,125        $105,429      $ 75,031       $32,987
Europe                                                                    37,889         124,942       100,429        40,641
South America                                                              3,140           9,612         9,029         6,621
                                                                        --------        --------     ---------      --------
Total                                                                    $73,154        $239,983      $184,489       $80,249
                                                                        ========        ========     =========      ========
Net Income (Loss) of Company Facilities Located in:
North America                                                           ($   504)       $  1,262     ($  2,678)     ($ 1,933)
Europe                                                                       210           2,971         3,732           747
South America                                                                178             657         1,123         1,046
                                                                        --------        --------     ---------      --------
Total                                                                   ($   116)       $  4,890      $  2,177      ($   140)
                                                                        ========        ========     =========      ========
Depreciation and Amortization on Assets Located in:
North America                                                            $ 2,143        $  6,102      $  6,232       $   948
Europe                                                                     2,826           8,174         6,190         2,491
South America                                                                213             638           532           199
                                                                        --------        --------     ---------      --------
Total                                                                    $ 5,182        $ 14,914      $ 12,954       $ 3,638
                                                                        ========        ========     =========      ========
Net Interest Expense of Company Facilities Located in:
North America                                                            $   743        $  2,297      $  1,763       $ 4,246
Europe                                                                     1,434           4,700         2,699         1,356
South America                                                                 57             164           204           103
                                                                        --------        --------     ---------      --------
Total                                                                    $ 2,234        $  7,161      $  4,666       $ 5,705
                                                                        ========        ========     =========      ========

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

6.    BUSINESS SEGMENT INFORMATION - CONCLUDED

                                                                           THREE MONTHS    NINE MONTHS    SIX MONTHS   THREE MONTHS
                                                                               ENDED          ENDED          ENDED         ENDED
                                                                           SEPTEMBER 30,  SEPTEMBER 30,    JUNE 30,    SEPTEMBER 30,
                                                                               2003           2003           2004          2004
                                                                               ----           ----           ----          ----
                                                                                          (predecessor)                (successor)
                                                                           -----------------------------------------
Tax Provision of Company Facilities Located in:
North America                                                               ($    259)       $    691    ($  1,356)    ($    992)
Europe                                                                            338           2,703        4,068           899
South America                                                                      87             278          499           504
                                                                            ---------        --------    ---------     ---------
Total                                                                        $    166        $  3,672     $  3,211      $    411
                                                                            =========        ========    =========     =========
Expenditures for Property, Plant and Equipment of Facilities Located in:
North America                                                                $  1,875        $  8,253     $  4,085      $  1,598
Europe                                                                          2,473           6,663        5,434         2,926
South America                                                                   1,142           1,718        1,157           963
                                                                            ---------        --------    ---------     ---------
Total                                                                        $  5,490        $ 16,634     $ 10,676      $  5,487
                                                                            =========        ========    =========     =========

                                                                                            DECEMBER 31,              SEPTEMBER 30,
                                                                                                 2003                      2004
                                                                                                 ----                      ----
                                                                                            (predecessor)               (successor)
Total Assets of Company Facilities Located in:
North America                                                                               $    209,080               $    197,949
Europe                                                                                           183,193                    296,805
South America                                                                                     16,802                     28,011
                                                                                            ------------               ------------
Total                                                                                       $    409,075               $    522,765
                                                                                            ============               ============

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

7.    SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                                     NINE MONTHS   SIX MONTHS   THREE MONTHS
                                                                        ENDED         ENDED         ENDED
                                                                    SEPTEMBER 30,   JUNE 30,    SEPTEMBER 30,
                                                                         2003         2004          2004
                                                                         ----         ----          ----
                                                                          (predecessor)         (successor)
                                                                    -------------------------
Net income (loss)                                                     $  4,890      $  2,177    ($   140)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
  Depreciation and amortization                                         14,914        12,954       3,638
  Deferred taxes                                                         2,026           395         311
  Realized gains and losses and other, net                               2,407         2,627        (287)
  Changes in assets and liabilities that provided (used) cash:
    Accounts receivable                                                  4,719        (9,243)      4,563
    Inventories                                                          1,555        (2,899)     (2,566)
    Prepaid expenses and other current assets                             (303)          (44)       (442)
    Other long-term assets                                                 (72)       (1,192)        461
    Accounts payable                                                    (3,854)        1,687      (6,986)
    Accrued liabilities                                                  1,606         6,962       1,305
    Deferred taxes and other                                               121        (2,730)       (266)
                                                                      --------      --------    --------
Net Cash Provided by (Used in) Operating Activities                   $ 28,009      $ 10,694    ($   409)
                                                                      ========      ========    ========

8.    STOCK OPTION PLAN

Micron's Board of Directors has reserved 1,430,000 shares of common stock for issuance to employees under the 2004 Stock Option Plan (the "Option Plan"). No options were granted under the Option Plan as of September 30, 2004; however, on October 12, 2004, options to purchase 929,500 shares were granted at $10 per share. Options are not exercisable prior to twelve months from or ten years after the grant date. Certain options granted vest at a rate of twenty-five percent annually over a four-year period, while others vest based on Micron shareholders' ability to meet certain levels of return on their investment in Micron. The options granted on October 12, 2004 vest retroactive to June 21, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below.

OVERVIEW

Titan Holdings, Inc. ("Titan") is a holding company headquartered in Kentwood, Michigan and a wholly-owned subsidiary of Micron Holdings, Inc. ("Micron"). Its sole and wholly-owned subsidiary, Autocam Corporation ("Autocam") and Autocam's subsidiaries, are a leading independent manufacturer of extremely close tolerance precision-machined, metal alloy components, sub-assemblies and assemblies, primarily for performance and safety critical automotive applications. Those applications in which we have significant market penetration include fuel injection, power steering, braking, electric motors and airbag systems. We provide these products from our facilities in North America, Europe, South America and Asia to some of the world's largest Tier I suppliers to the automotive industry. References throughout this document to "we," "our" or "us" refer to Titan together with its consolidated subsidiaries.

Our business and results of operations during the third quarter and nine months of 2004 were affected by the following significant events:

- On June 21, 2004, Micron Merger Corporation ("Merger"), a newly formed entity and wholly-owned subsidiary of Micron, merged with and into Titan with Titan continuing as the surviving corporation (the "Acquisition"). As a result, Titan became a wholly-owned subsidiary of Micron. The total amount of consideration paid in the Acquisition, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Titan, payments to common shareholders of Titan and the payment of transaction costs incurred by Titan, was $395.0 million. The Acquisition was financed with the net proceeds from the issuance by Autocam of $140.0 million of senior subordinated notes of the Company, which are guaranteed by Titan (the "Notes"), borrowings of $114 million under the Company's new senior credit facilities and combined common equity contributions of $143.4 million by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and our president.

- A significant portion of our sales and profits resulted from transactions denominated in euros. Those sales and profits have been translated into U.S. Dollars ("USD") for financial reporting purposes. As a result, the value of the USD compared to the euro in the three and nine months ended September 30, 2004 relative to the same periods in the prior years positively impacted our reported results. The following table sets forth, for the periods indicated, the period end and period average exchange rates used in translating the financial statements (expressed as USD per one euro):

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                           DECEMBER 31,        ------------------          -----------------
                              2003              2003        2004            2003        2004
                              ----              ----        ----            ----        ----
Average(1)                                     1.1276      1.2239          1.1103      1.2263
End of Period                1.2552                        1.2409                      1.2409

------------------
(1) The average rate represents the average of all monthly average exchange rates within the respective periods weighted by reported sales denominated in euros.

OVERVIEW - CONCLUDED

- We are routinely exposed to pressure by our customers to offer unit price reductions, which is typical of our industry. Through continuous improvement and increased efficiencies in our manufacturing and administrative processes we have achieved improvements in margins over time in spite of these constant pressures.

- In April 2003, we sold and leased back our Kentwood and Marshall, Michigan facilities for $5.8 million, using the proceeds of that sale to prepay some of our USD-denominated term indebtedness. Annual lease expense under these agreements is $.6 million.

- In June 2003, we closed our Chicago, Illinois production facility, moving all existing production to our Michigan facilities. Through the re-engineering of manufacturing processes and elimination of redundancies, we were able to reduce headcount in North America by 6% when comparing the nine-month period ended September 30, 2004 with the same period in 2003.

- In 2003, we successfully consolidated power steering production lines formerly contained within three of our French facilities into one facility. Significant costs, including premium freight, outsourcing, labor and machinery repairs, were incurred on a one-time basis to affect this reorganization. This reorganization has and is expected to continue to provide benefits in the future, primarily in the area of lower labor costs through headcount reductions and improved efficiency.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statements of Operations expressed as a percentage of sales:

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                           -------------------      ------------------------
                                                           2003(1)   2004(2)        2003(1)          2004(3)
                                                           -------   -------        -------          -------
Sales                                                      100.0%    100.0%         100.0%           100.0%
Cost of sales                                               87.8%     85.2%          86.3%            83.8%
                                                           -----     -----          -----            -----
Gross profit                                                12.2%     14.8%          13.7%            16.2%
Selling, general and administrative expenses                 6.0%      6.5%           5.4%             8.5%
                                                           -----     -----          -----            -----
Income from operations                                       6.2%      8.3%           8.3%             7.7%
Interest expense, net                                        3.1%      7.1%           3.0%             3.9%
Other expenses, net                                          3.1%      0.8%           1.7%             1.6%
                                                           -----     -----          -----            -----
Income before tax provision                                  0.0%      0.4%           3.6%             2.2%
Tax provision                                                0.2%      0.5%           1.5%             1.4%
                                                           -----     -----          -----            -----
Net Income (Loss)                                           -0.2%     -0.1%           2.1%             0.8%
                                                           =====     =====          =====            =====

------------------------
(1) Represents the consolidated results of operations of the Company reflecting the historical basis of accounting without any application of purchase accounting for the Acquisition.

(2) Represents the consolidated results of operations of the Company reflecting the basis of accounting after purchasing accounting for the Acquisition.

(3) Represents the combined consolidated results of operations of the Company reflecting the historical basis of accounting without any application of purchase accounting for the Acquisition for the six months ended June 30, 2004 and reflecting the basis of accounting after purchasing accounting for the Acquisition for the three months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Sales

Sales increased $7 million, or 9.7%, to $80.2 million for the three months ended September 30, 2004 from $73.2 million for the three months ended September 30, 2003. Of this increase, $3.3 million was attributable to the devaluation of the USD relative to the euro. Excluding the effect of foreign currency translation and unit price reductions mentioned below, sales for the quarter increased $4.9 million over the quarter ended September 30, 2003, principally attributable to the following factors:

- Increased shipments of electric power-assisted steering products to two European customers during 2004.

- Sales of components manufactured by our South American operations have grown in the third quarter of 2004 relative to the same period in 2003 as lower labor costs in those facilities (relative to those in our European and North American facilities and those of our competitors) have afforded us additional demand for high value-added components from our customers.

These positive developments more than offset the negative impact of unit price reductions of $1.2 million during the third quarter of 2004 and decreasing sales to a European power steering systems customer that desourced us on some products.

Gross Profit

Gross profit increased $3 million to $11.9 million, or 14.8% of sales, for the three months ended September 30, 2004 from $8.9 million, or 12.2% of sales, for the three months ended September 30, 2003. The gross profit percentage improvement can generally be attributed to the following factors:

- We have achieved headcount reductions in North America as a result of various continuous process improvement initiatives and in Europe as a result of the power steering production line reorganization described above. Together, these initiatives resulted in an increase in gross profit margin of 2.6 percentage points.

- In connection with the Acquisition, we restated the historical cost of our property, plant and equipment to fair market appraised values, which, in the aggregate, was lower than the net book value on the date prior to the Acquisition. In doing so, depreciation expense was $1.6 million less in the third quarter of 2004 as compared to the third quarter of 2003.

These positive factors were partially offset by the negative impact on gross profit of the unit price reductions described above and steel price increases.

Selling, General and Administrative

Selling, general and administrative expenses increased $.8 million to $5.2 million, or 6.5% of sales, for the three months ended September 30, 2004 from $4.4 million, or 6% of sales, for the three months ended September 30, 2003. The 2004 results include $.7 million in expenses associated with the foregiveness of receivables formerly due from executive managers under a split-dollar life insurance program.

Interest Expense, Net

Net interest expense increased $3.5 million to $5.7 million for the three months ended September 30, 2004 from $2.2 million for the three months ended September 30, 2003. Interest expense on increased debt levels incurred as a result of the Acquisition more than offset the favorable impact of principal reductions through regularly scheduled payments and lower interest rates under our new senior credit facility, which averaged 60 to 80 basis points less during the quarter ended September 30, 2004 when compared to interest rates under our former senior credit facility during the three months ended September 30, 2003.

Other Expense, Net

Net other expense decreased $1.6 million to $.7 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003. The 2003 results include the $1.7 million anticipated loss on the sale of excess equipment scheduled for liquidation in connection with our Chicago, Illinois facility closure as described above.

Tax Provision

For the three months ended September 30, 2004, we recorded an income tax provision of $.4 million, for an effective tax rate of 151.7%. Our effective tax rate was more than the United States statutory rate of 34% due primarily to the French income tax provision, which includes legal profit sharing contribution expense of $.4 million. Under French law the legal profit sharing contribution is assessed on income before taxes, and therefore is treated by us as a component of our tax provision.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Sales

Sales increased $24.7 million, or 10.3%, to $264.7 million for the nine months ended September 30, 2004 from $240 million for the nine months ended September 30, 2003. Of this increase, $13.2 million was attributable to the devaluation of the USD relative to the euro. Excluding the effect of foreign currency translation and unit price reductions mentioned below, sales for the nine-month period increased $15.1 million over the nine months ended September 30, 2003, principally attributable to the following factors:

- Increased shipments of electric power-assisted steering products to two European customers during 2004.

- During the latter part of 2003, we began shipping diesel injection components to two North American customers seeking to increase their penetration of the North American diesel injection market. The benefit derived from this development was partially offset by premium pricing earned in the second quarter of 2003 on one of the new product lines during the transition from prototype to production volumes.

- Sales of components manufactured by our South American operations have grown in 2004 relative to 2003 as lower labor costs in those facilities (relative to those in our European and North American facilities and those of our competitors) have afforded us additional demand for high value-added components from our customers.

These positive developments more than offset the negative impact of unit price reductions of $3.6 million during the first nine months of 2004 and decreasing sales to a European power steering systems customer and a European fuel systems customer, both of which desourced us on some products.

Gross Profit

Gross profit increased $10.1 million to $43 million, or 16.2% of sales, for the nine months ended September 30, 2004 from $32.9 million, or 13.7% of sales, for the nine months ended September 30, 2003. The gross profit percentage improvement can generally be attributed to the following factors:

- We have achieved headcount reductions in North America as a result of the Chicago, Illinois facility closure as described above and various other continuous process improvement initiatives, and in Europe as a result of the power steering production line reorganization described above. Together, these initiatives resulted in an increase in gross profit margin of 1.5 percentage points.

- We incurred equipment move, severance and other costs during the nine months ended September 30, 2003 in connection with the Chicago, Illinois facility closure of $1.1 million. Such costs were not repeated in the nine-month period ended September 30, 2004.

These positive factors were partially offset by the negative impact on gross profit of the unit price reductions, steel price increases and additional building lease expense derived from the sale and leaseback of the production facilities as described above.

Selling, General and Administrative

Selling, general and administrative expenses increased $9.5 million to $22.6 million, or 8.5% of sales, for the nine months ended September 30, 2004 from $13.1 million, or 5.4% of sales, for the nine months ended September 30, 2003. The 2004 results include $8.2 million in costs associated with the Acquisition, consisting principally of investment banking fees, management bonuses, and legal and accounting fees, and $.7 million in executive manager receivables foregiven under a split-dollar life insurance program.

Interest Expense, Net

Net interest expense increased $3.2 million to $10.4 million for the nine months ended September 30, 2004 from $7.2 million for the nine months ended September 30, 2003. Interest expense on increased debt levels incurred as a result of the Acquisition more than offset the favorable impact of principal reductions through regularly scheduled payments and repayments from the proceeds of the sale and leaseback of the production facilities as described above. In addition, interest rates incurred on borrowings under our new senior credit facility averaged 20 to 50 basis points less during the nine months ended September 30, 2004 when compared to interest rates incurred on borrowings under our former senior credit facility during the nine months ended September 30, 2003.

Other Expense, Net

Net other expense increased $.3 million to $4.4 million for the nine months ended September 30, 2004 from $4.1 million for the nine months ended September 30, 2003. The 2004 results include the accelerated write-off of $1.9 million in unamortized debt issue costs associated with our former senior credit facility, which was refinanced in connection with the Acquisition. This more than offsets the $1.7 million negative impact on our 2003 results of the loss reserve recorded on excess equipment from our Chicago, Illinois facility that was sold as described above.

Tax Provision

For the nine months ended September 30, 2004, we recorded an income tax provision of $3.6 million, for an effective tax rate of 64%. Our effective tax rate was more than the United States statutory rate of 34% due primarily to the French income tax provision, which includes legal profit sharing contribution expense of $1.6 million. In addition, French statutory income tax rate is 35.4% of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses including working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. Capital expenditures for 2004 are expected to be $20-22 million, of which $16.2 million was spent in the nine months ended September 30, 2004.

Our principal sources of cash to fund short- and long-term liquidity needs consist of cash generated by operations and borrowing under our revolving credit facilities.

In connection with the Acquisition, we entered into a new senior credit facilities agreement with a syndication of banks consisting of the following components:

-     A $33 million term loan to Autocam;

- A (euro)62.7 million term loan to Autocam's wholly-owned subsidiary, Autocam France SARL (equivalent to $76.8 million as of September 30,
      2004);

- A multi-currency revolving credit facility of $36.1 million ($23.1 million in availability as of September 30, 2004) against which borrowings may be made by Autocam in USD or euros; and

- A euro revolving credit facility of (euro) 11.6 million available to Autocam France SARL (fully available as of September 30, 2004).

The indenture governing the Notes and the agreement governing the senior credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

The senior credit facilities require us to meet a number of financial ratio tests, including interest coverage and total leverage ratios. The senior credit facilities also limit the amount of capital expenditures we may make. Our management believes that cash from operations and, if required, borrowings under the revolving credit facilities of the senior credit facilities will be sufficient for cash requirements through at least September 2005.

Nine Months Ended September 30, 2004

Cash provided by operating activities of $10.3 million during the nine months ended September 30, 2004 reflects net income, excluding non-cash and other reconciling items of $21.7 million, and an increase in net working capital of $11.4 million due primarily to the following factors:

- Inventories increased $5.5 million due primarily to the growth in our business as described above. In addition, the value of raw material inventories has risen consistent with the rise in steel and perishable tooling prices. Finally, machinery spare parts inventories have increased consistent with the addition of new types of equipment.

- Accounts receivable increased $4.7 million. A significant customer discontinued an accelerated payment program in May 2004, which had the effect of increasing accounts receivable by $3.2 million, and payment terms from a number of other North American customers have lengthened over the course of 2004. In addition, sales by our South American operations were up significantly when comparing the latter part of 2003 to the latter part of the nine-month period ended September 30, 2004. Finally, factored European accounts receivable decreased $.8 million from December 31, 2003 to September 30, 2004. All of these factors more than offset the impact on accounts receivable caused by lower summer European sales.

Cash used in investing activities of $15.1 million during the nine months ended September 30, 2004 included capital expenditures primarily for production equipment of $16.2 million, less $1.1 million in proceeds from the sale of production equipment.

Cash provided by financing activities of $5.7 million during the nine months ended September 30, 2004 included the following:

- Proceeds from issuance of the Notes and term note borrowings at the closing of the Acquisition under our new senior credit facility of $246 million, less debt issue costs paid of $11.5 million;

- Shareholder contributions received in connection with the Acquisition of $115.4 million;

-     Proceeds from the issuance of equipment notes payable of $1.4 million;

- Payments made to former shareholders and option holders of Titan of $232.7 million;

- Payments made to retire the term notes of our old senior credit facility in existence at the closing of the Acquisition of $89.9 million;

- Scheduled term note principal payments of our old senior credit facility, capital lease obligations and equipment notes payable of $20 million;

- Scheduled term note principal payments of our new senior credit facility, capital lease obligations and equipment notes payable of $1.5 million;

- Net repayments under the old and new revolving credit facilities of $1.5 million.

Nine Months Ended September 30, 2003

Cash provided by operating activities of $28 million during the nine months ended September 30, 2003 reflects net income, excluding non-cash and other reconciling items of $24.2 million, and a decrease in net working capital of $3.8 million due primarly to the impact on accounts receivable caused by lower summer European sales..

Cash used in investing activities of $12.1 million during the nine months ended September 30, 2003 included capital expenditures primarily for production equipment of $16.6 million and proceeds from the sale of production equipment and the facilities described above of $6 million.

Cash used in financing activities of $20.3 million during the nine months ended September 30, 2003 included the following:

- Principal payments on borrowings under our former senior credit facility of $19.7 million, including the unscheduled payment of $5.8 million in April from funds received in the sale and leaseback transaction described above; and

- Net repayments under the former revolving credit facilities of $1.1 million.

Contingent Liabilities and Other Commitments

We have guaranteed the performance of some equipment leases of an unrelated vendor that provides services to us within one of our European production facilities. Our maximum liability under these leases was $5.3 million as of September 30, 2004.

FOREIGN OPERATIONS

During the three months ended September 30, 2004, our North American operations exported $4.2 million of product to customers located in foreign countries, and our foreign operations shipped $48.9 million of product to customers from their facilities. During the nine months ended September 30, 2004, our North American operations exported $16.6 million of product to customers located in foreign countries, and our foreign operations shipped $161.4 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was revised in December 2003. It requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and enhanced disclosures of management's assumptions related to discount rates, investment returns and salary assumptions. This statement is effective for us for the year ending December 31, 2004.

CRITICAL ACCOUNTING POLICIES

No material changes have been made to our critical accounting policies during 2004.

Item  3 . Quantitative and Qualitative Disclosures about Market Risk

We manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at September 30, 2004 or December 31, 2003.

We typically derive 50-60% of our sales from foreign manufacturing operations. The financial position and results of operations of our subsidiaries in France are measured in euros based on functional currency and translated into USD. The effects of foreign currency fluctuations in France are somewhat mitigated by the fact that sales and expenses are generally incurred in euros, and the reported net income thereon will be higher or lower depending on a weakening or strengthening of the USD as compared to the euro.

The financial position and results of operations of our subsidiary in Brazil are measured in Brazilian reais and translated into USD. With respect to approximately 40% of this subsidiary's sales, expenses are generally incurred in Brazilian reais, but sales are invoiced in USD. As such, results of operations with regard to these sales are directly influenced by a weakening or strengthening of the Brazilian real as compared to the USD. The effects of foreign currency fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that the sales and related expenses are generally incurred in Brazilian reais and reported income will be higher or lower depending on a weakening or strengthening of the USD as compared to the Brazilian real.

Item  4. Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined under rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Securities and Exchange Commission's rules and forms is recorded, processed, summarized and reported, within the time periods specified in the rules and forms. In connection with the rules, we currently are in process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item  3. Defaults Upon Senior Securities

None.

Item  4. Submission of Matters to a Vote of Securities Holders

None.

Item  5. Other Information

None.

Item  6. Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER                                                    DESCRIPTION
-------                                                   -----------
31.1        Certification of Chief Executive Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the
            Securities Exchange Act of 1934.

31.2        Certification of Chief Financial Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the
            Securities Exchange Act of 1934.

32.1        Certification of Chief Executive Officer in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer in the form prescribed by  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Autocam Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      AUTOCAM CORPORATION

          November 12, 2004                             /s/ John C. Kennedy
------------------------------------             ------------------------------
                Date                                       John C. Kennedy
                                                           President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------   -----------------------------------------------------------------------
31.1      Certification of Chief Executive Officer in the form prescribed by Rule
          13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2      Certification of Chief Financial Officer in the form prescribed by Rule
          13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1      Certification of Chief Executive Officer in the form prescribed by 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Chief Financial Officer in the form prescribed by 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.