Form 10-K
period 2004-12-31
AUTOCAM CORP/MI
filed 2005-03-22
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
                                    ---------

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the Fiscal Year Ended December 31, 2004
         ------------------------------------------------------------------
                        Commission File Number 333-119215

                              AUTOCAM CORPORATION
         ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           MICHIGAN                                  38-2790152
-------------------------------           ----------------------------------
(State or Other Jurisdiction Of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

    4436 BROADMOOR AVENUE SOUTHEAST
           KENTWOOD, MICHIGAN                            49512
----------------------------------------                --------
(Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code: (616) 698-0707

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2).

                      Yes [ ]         No [x]

THE COMMON STOCK OF THE REGISTRANT IS NOT PUBLICLY TRADED. THEREFORE, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK IS NOT READILY DETERMINABLE. AS OF MARCH 18, 2005, 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                  DOCUMENTS INCORPORATED BY REFERENCE - NONE.

                                     INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I

Item 1.       Business                                                                                    2

Item 2.       Properties                                                                                 19

Item 3.       Legal Proceedings                                                                          20

Item 4.       Submission of Matters to a Vote of Security Holders                                        20

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                  Purchases of Equity Securities                                                         20

Item 6.       Selected Financial Data                                                                    21

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations      21

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                 32

Item 8.       Financial Statements and Supplementary Data                                                33

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       59

Item 9A.      Controls and Procedures                                                                    59

Item 9B.      Other Information                                                                          59

PART III

Item 10.      Directors and Executive Officers of the Registrant                                         59

Item 11.      Executive Compensation                                                                     62

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters                                                                    66

Item 13.      Certain Relationships and Related Transactions                                             67

Item 14.      Principal Accountant Fees and Services                                                     68

PART IV

Item 15.      Exhibits and Financial Statement Schedules                                                 68

                                  Introduction

Autocam Corporation is a Michigan corporation. We are a wholly-owned subsidiary of Titan Holdings, Inc., a Delaware corporation, which in turn is a wholly-owned subsidiary of Micron Holdings, Inc., a Delaware corporation.

In this report, unless the context otherwise requires

-     "Parent" refers to Micron Holdings, Inc., or "Micron",

-     "Holdings" refers to Titan Holdings, Inc., or "Titan",

- "we," "our" or "us" refer to Holdings together with its consolidated subsidiaries, and

- "Autocam" refers to Autocam Corporation, a wholly-owned subsidiary of Holdings.

Unless otherwise indicated, all references in this report to fiscal years are to the year ending on December 31. Unless the context requires otherwise, all references in this report to "2004," "2003" and "2002" relate to the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002.

References in this report to

- Tier I suppliers refer to suppliers, like Delphi Corporation or Visteon Corporation, who sell directly to original equipment vehicle manufacturers,

-     OEMs refer to original equipment vehicle manufacturers like
      DaimlerChrysler Corporation, Ford Motor Company or General Motors Corporation, and

- Tier II suppliers refer to suppliers like us who sell components, sub-assemblies and assemblies to Tier I suppliers.

                                     Part I

ITEM 1.  BUSINESS

GENERAL

We are a leading independent manufacturer of a diverse mix of highly engineered, precision-machined, metal alloy components for many of the world's leading Tier I automotive parts suppliers. We focus on higher value-added products and emphasize product categories likely to benefit from technological innovation. Within each of our product categories, we strive to move our product offerings portfolio up the "value pyramid" described below by focusing on sub-assemblies, complete assemblies and other products that we believe generate margins above most of our peers. Our technology and manufacturing know-how allows us to produce complex parts requiring extremely close tolerances in the single-digit micron range, with one micron equaling 1/88th the width of a human hair. Given the high performance and safety critical nature of the applications where our parts are used, our products very often approach zero-defect quality levels.

We believe our scale and precision manufacturing capabilities provide a significant competitive advantage over our independent competitors, many of which are smaller and lack the capital or technology to compete effectively with us. In addition, our scale allows us to pursue long production runs of high volume parts, enabling us to lower average manufacturing costs. Our in-house engineering expertise allows us to fully integrate with customers' application design and engineering efforts during the prototyping stage, further entrenching our competitive position. Our expertise has allowed us to achieve sole-source contracts covering an estimated 80% of our 2004 sales, which we believe provides greater visibility of and stability to earnings and cash flow.

Our business was established in 1988 as Autocam Corporation, a Michigan corporation, to manufacture highly engineered, precision-machined, metal alloy components for automotive parts. On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Parent, merged with and into Holdings with Holdings continuing as the surviving corporation (the "Merger") and Autocam becoming an indirect wholly-owned subsidiary of Parent.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements and amendments to those filings are filed with the Securities and Exchange Commission and are available free of charge to the public at the website maintained by the Securities and Exchange Commission at www.sec.gov.

For 2002, we generated total sales of $275.1 million, for 2003, we generated total sales of $323.2 million, and for 2004, we generated total sales of $350.3 million. We believe we are well positioned to continue to increase our sales as we continue to benefit from favorable industry trends.

OUR PRODUCTS

Our products include precision-machined automotive components, sub-assemblies and assemblies. Generally, our products are platform neutral because they are not tied to any specific OEM models or platforms. We sell our products principally to North American and European Tier I automotive suppliers, which integrate these components into their own product offerings. These product offerings are in turn sold directly to OEMs primarily for the manufacture of new passenger vehicles and light trucks. A typical product life cycle for our products is five to seven years.

We specifically target product categories that leverage our unique competencies and that we expect will further entrench our leading market positions. To this end, we are guided by a conceptual framework we refer to as the Autocam "value pyramid." We use the value pyramid to guide decisions regarding which product categories to target, which new business opportunities to pursue within each product category and which existing programs to exit. Our ultimate goal is to move our product offering up the value pyramid. The higher levels of the value pyramid generally include products where we are involved from the prototype stage, including specialty products, sub-assemblies, assemblies and selected products for niche applications. These products typically have the following characteristics:

-     high engineering and design content;

-     very close manufacturing tolerances at high volumes;

- use of proprietary manufacturing know-how and specialty manufacturing equipment; and

-     high customer switching costs.

We manufacture and sell over 200 types of precision automotive components for five primary product categories. We are a leading independent manufacturer of precision-machined components, sub-assemblies and assemblies in all five product categories in which we operate.

- Power steering is our largest product category. Within the power steering product category, we manufacture valve assemblies, as well as components like sleeves, torsion bars, input shafts, pinions and worms. These components are integrated into products that are sold primarily into the European and North American operations of OEMs.

- Fuel injection is our second largest product category. Within the fuel injection product category, we manufacture components like disk checks, pole pieces, valves, seat guides, diesel pump bodies, diesel cases, sleeves and inlet tubes. These components are integrated into products that are sold primarily into the North American operations of OEMs.

- Our products within the electric motors product category primarily include gears, gear sub-assemblies and worm shafts. These components are integrated into products that are sold primarily into the European operations of OEMs.

- Within the braking product category, we manufacture components like sleeves, push rods, seats and valve rods. These components are integrated into products that are sold into European and North American operations of OEMs.

- Within the airbag product category, we manufacture components like collars, adaptors, projectiles, chargeholders and diffusers. These components are integrated into products that are sold primarily into the North American operations of OEMs.

In addition to our core products categories, we also manufacture components and assemblies for other automotive applications and for medical devices. Components for use in medical devices include hand pieces for use in ophthalmic surgery and laser cut coronary and aortic stents. Our customers are among the leaders in their respective markets for ophthalmic surgical devices and minimally invasive stent delivery systems.

INDUSTRY TRENDS

We primarily operate within the automotive parts industry. The markets in that industry are very fragmented, niche markets where most of our independent competitors are much smaller. Currently, we believe several significant existing and emerging trends are impacting the automotive industry. We believe our business is well positioned to benefit from these trends, including:

OUTSOURCING TRENDS BY TIER I SUPPLIERS. Over the past several years, Tier I automotive suppliers have continued a trend toward outsourcing automotive parts and systems to focus on their core design, development, assembly and marketing. We believe that Tier I suppliers are increasingly re-evaluating their own in-house machining operations with a focus on reducing costs through increased outsourcing of individual parts and assemblies to suppliers capable of global delivery. Independent suppliers are frequently able to achieve lower production costs per unit than Tier I suppliers and therefore can offer significant cost saving opportunities. We expect this trend to continue and believe that both our precision manufacturing base and global presence position us well to continue to increase our penetration of the Tier I precision parts market.

INCREASING DEMAND FOR GLOBAL CAPABILITIES. OEMs and Tier I suppliers continue to expand their operations globally to capitalize on market opportunities. As these end use customers expand their geographic reach, they increasingly look to suppliers with the global capabilities to service their needs in those same locations. Suppliers with leading market positions and global capabilities have a competitive advantage and are best positioned to benefit from these trends. In 2004, we serviced three of our top four customers, Robert Bosch GmbH ("Bosch"), Delphi Corporation ("Delphi") and TRW Automotive, Inc. ("TRW"), from more than one of our production locations.

INCREASING DEMAND FOR SAFETY AND CONVENIENCE FEATURES. We expect that growing regulatory and consumer demand for safety and convenience features will continue to drive growth across a number of our product categories. The demand for these features typically drives OEM design changes and provides an opportunity to further increase our sales. We believe we will benefit from new and expanding product demand in a number of our product categories, including:

- Power Steering -- Power steering demand is expected to increase with the worldwide emergence of electric power assisted steering;

- Electric Motors -- Consumers continue to demand more convenience, comfort and safety features in their vehicles, including seat adjusters, sunroofs, lumbar supports, power sliding doors and power lift gates. CSM Worldwide, Inc., an independent market research firm for the automotive industry ("CSM"), expects the demand for these conveniences to increase to an average of 36 electric motors per vehicle in 2005 from an average of 26 electric motors per vehicle in 2000;

- Braking Systems -- We believe pressure from consumers and regulatory agencies for safer vehicles will continue to put pressure on brake system suppliers to develop advanced systems that reduce stopping distances and control the vehicle during hard stopping and crash avoidance situations. Typically, these newer systems require improved technology and higher value-added precision manufactured components; and

- Airbags -- We believe growing customer demand for safety as well as regulatory activity will continue to increase airbag content in new vehicles. Growth will be driven by demand for side and curtain airbags and a move toward "smart" airbags, which are airbag systems in which deployment is electronically controlled and typically require double the number of machined parts.

DIESEL FUEL TRENDS. Given ongoing requirements for improved emissions and better fuel consumption, fuel systems are an area of constant focus for OEMs. Diesel engines, though not as common in North America, represent over 40% of the European fuel injection market. Diesel engines continue to gain popularity for their fuel efficiency, relative environmental friendliness and durability. New technological advancements in diesel fuel injectors, including common rail fuel delivery and other forms of diesel direct injection, will require higher value components and assemblies than traditional gasoline systems. We believe our experience in the manufacture of diesel components in Europe and North America positions us well to capture increased volume from potential diesel penetration in North America.

CONTINUED PENETRATION OF IMPORT BRAND OEMS IN NORTH AMERICA. Import brand automobile manufacturers, including Toyota, Honda and Nissan, continue to increase their manufacturing presence in North America. Import-brand OEMs have grown their North American market share from 28.8% in 1997 to 41.5% in 2004. CSM expects them to capture 47.4% of the market by 2008. We believe there is an opportunity to take advantage of this trend by increasing our sales to Tier I suppliers, who are currently selling to import brand OEMs.

COMPETITIVE STRENGTHS

INDUSTRY LEADER IN STRATEGICALLY TARGETED MARKETS. We are a leader in fragmented, niche markets. We specifically target those product categories that are likely to grow quicker than the overall industry, offer extensive value-added and higher margin product opportunities and are likely to benefit from technological change. We have continuously refined our processes and customized production equipment to provide state-of-the-art precision machining capabilities, enabling us to enhance our position as a valued supplier to our global Tier I customers. Our products contain a high degree of engineering content and require precision manufacturing processes in order to meet the performance requirements of these critical components. Moreover, we believe that as our customers continue to rationalize their supplier bases and re-evaluate their own in-house precision machining capabilities, we will be able to leverage our leading position to gain increased market share.

BUSINESS VISIBILITY SUPPORTED BY LONG-TERM CONTRACTS. The majority of our products are sold under long-term, sole-source contracts that provide visibility on our future sales and cash flow. We focus our new product development efforts on securing long-term, sole-source contracts with Tier I automotive suppliers. Substantially all of our expected 2005 sales will be under existing contractual agreements, with the related capital expenditures and start-up costs already incurred. We believe that over 80% of our expected sales volumes through 2006 will come from products and customers already under contract. The long-term nature of our contracts permits us to achieve meaningful manufacturing cost reductions and sustain or improve our margins throughout a product's lifecycle as we pursue continuous manufacturing improvements.

WELL ENTRENCHED POSITIONS WITH TIER I CUSTOMER BASE. We have aligned our business with many of the world's leading Tier I suppliers. As evidence of our strong relationships with our customers, our relationships with our top 10 customers average 17 years in length. We believe our reputation for close tolerance, high precision manufacturing expertise provides us with a strong competitive advantage that will allow us to continue to increase our sales to both new and existing customers. Our products typically have applications in performance-critical or safety-related applications that place a premium on quality and reliability, mitigating our customer's incentive to switch suppliers. Although our products are critical to the reliability and durability of our customer's products, they typically represent only a small portion of their overall system cost. Moreover, we strategically target those Tier I suppliers that are best positioned to grow within our core product categories. Our customers include 10 of the 15 largest global Tier I automotive suppliers, including ZF Friedrichshafen AG ("ZF"), Bosch, Delphi, Siemens VDO Automotive AG and TRW.

DIVERSE BUSINESS MIX. We supply a diverse range of precision products on a global basis to a broad group of customers. Our diversity across products, geography and automobile platforms provides stability and predictability to our business. Our precision products are provided to key Tier I suppliers who typically use them in critical products and systems for numerous vehicle models from many of the world's major automobile manufacturers, including BMW, DaimlerChrysler Corporation, Ford Motor Company, General Motors Corporation, Honda, Nissan, Toyota Motor Company and Volkswagen AG. Our products are typically automobile platform neutral, mitigating our exposure to any single vehicle model or platform. We support our global customer base from 13 strategically located manufacturing facilities in North America (4), France (5), Brazil (3) and China (1). Our geographic reach allows us to lower shipping costs, reduce delivery times and provide opportunities to grow with our customers in their local markets.

Our breakdown of sales in 2004 by product category, geography and customer was:

      BY CATEGORY                 BY GEOGRAPHY             BY CUSTOMER
-----------------------       --------------------       ---------------
Power steering     34.3%      Europe          52.6%      ZF        16.3%
Fuel injection     31.1%      North America   41.1%      Delphi    15.6%
Electric motors    11.2%      South America    6.3%      TRW       15.3%
Braking             8.8%      Asia(1)                    Bosch     11.6%
Air bags            5.3%                                 Other     41.2%
Medical devices     2.6%
Other               6.7%

----------
1 Less than .1% in 2004.

CULTURE OF LEAN MANUFACTURING AND CONTINUOUS IMPROVEMENT. We have built a pervasive culture centered on lean manufacturing, quality management and continuous improvement. In many cases, our management team considers us to be "best in class" in continuous process improvement. Our "Autocam Production System" incorporates lean manufacturing philosophies and other techniques into our operations, resulting in operational excellence that has allowed us to achieve improved margins over time. Our focus on long-term, high volume components allows us to fully leverage our continuous improvement and cost reduction capabilities.

EXPERIENCED AND MOTIVATED MANAGEMENT TEAM. We are led by an experienced management team that averages 19 years of automotive parts manufacturing experience. The senior management team has been led by our president, John C. Kennedy, who has held that position with Autocam since he first acquired Autocam in 1988. The current management team has been responsible for developing and executing our strategy, which is focused on manufacturing expertise, profits, cash flow and profitable return on invested capital, or ROIC, throughout the product life cycle. Moreover, our senior management has deep experience with our current customer base and extensive relationships throughout the automotive industry. Mr. Kennedy and others in the management team own in the aggregate 21.5% of Parent on a fully-diluted basis.

BUSINESS STRATEGY

Our goals are to continue to increase our leading market position and leverage our manufacturing expertise and customer relationships to increase our sales and cash flow. Our strategy to achieve these goals includes the following initiatives:

FOCUS ON HIGH GROWTH AND HIGHER VALUE-ADDED PRODUCT OFFERINGS. We seek to focus our design, engineering and manufacturing expertise on higher value-added products, sub-assemblies and assemblies that are not easily manufactured. By moving up the value pyramid to the highest precision products, we expect to leverage our technologically-advanced manufacturing expertise and increase our ROIC. In addition, we seek to align our development efforts on new products in categories that we believe will benefit from technological innovation and grow faster than the industry. For example, we believe our 2001 entry into the airbag product category will continue to provide momentum to our sales and cash flow as consumers and regulators demand greater safety features and increasingly sophisticated airbag systems. Similarly, we recently demonstrated our ability to provide value-added products and services by performing all of the design, assembly and testing of a custom-tailored, complete hydraulic power steering valve assembly for ThyssenKrupp Presta Steertec specifically used in Mercedes Benz M-Class and Jeep Grand Cherokee vehicles. We believe that this strategy has helped us to achieve 16 quarters of year-over-year sales growth through December 31, 2004.

ALIGN SALES AND MARKETING EFFORTS WITH LEADING TIER I SUPPLIERS. We seek to focus our sales and marketing efforts on Tier I suppliers that can maintain or achieve leadership positions in our product categories. By focusing our efforts on these customers during the design and prototype stages of product development, we are able to secure early access to new products and better position ourselves to supply higher value-added components and sub-assemblies. This integrated approach allowed us to achieve sole-source contracts covering an estimated 80% of our 2004 sales. In addition, as the incumbent manufacturer, we are well positioned to leverage our manufacturing expertise onto next generation parts and secure additional sales and volumes with our customers.

EXPLOIT TECHNICAL MANUFACTURING STRENGTH. We are recognized by our customers as a leading independent manufacturer of precision-machined, extremely close tolerance metal alloy components for high technology automotive applications. We produce these components through various processing techniques like high precision automatic and computer numerically controlled, or CNC, turning, rotary transfer, precision milling and precision grinding. From product development to final delivery, we employ state of the art manufacturing technologies and processes. Moreover, we have continuously refined our processes and customized our production equipment to deliver levels of precision machining capabilities that we believe provide a competitive advantage versus many of our competitors. We believe our recognized manufacturing advantage allows us to achieve close tolerance specifications, approach zero-defect manufacturing and achieve superior on-time delivery to better serve our customers.

CONTINUOUSLY PURSUE PRODUCTIVITY IMPROVEMENTS AND LEAN MANUFACTURING. We have a deep culture throughout the organization of continuously pursuing efficiencies to lower costs and improve cash flows and margins. For example, in 2003 we consolidated the operations at our Chicago facility with our Kentwood and Marshall facilities, enabling us to reduce headcount and eliminate duplicate costs. In France, we have similarly undertaken efforts to reduce headcount and optimize operations to increase cash flow. In addition, we believe we have identified additional operational initiatives to drive greater efficiency, lower costs and increase cash flow.

SELECTIVELY PURSUE STRATEGIC ACQUISITIONS. We have successfully completed and integrated acquisitions that have increased our scale and broadened our product portfolio. As a result of our strong position in our product categories, the fragmented nature of markets in which we operate and our prior success in making acquisitions, we believe we are well positioned to capitalize on potential acquisition opportunities. We intend to continue to apply a selective and disciplined acquisition strategy that is focused on improving financial performance, broadening our product portfolio and increasing our leadership position.

PRODUCT OVERVIEW

We organize our product lines into the following categories:

-     power steering,

-     fuel injection,

-     electric motors,

-     braking,

-     air bags,

-     medical devices, and

-     other.

Set forth below are our sales by product line for the periods presented:

                                  YEARS ENDED
                          ---------------------------
PRODUCT CATEGORIES
   (IN MILLIONS)           2002      2003      2004
------------------        ------   -------   -------
Power steering            $ 70.2   $  99.9   $ 120.2
Fuel injection              99.7     111.0     109.1
Electric motors             34.1      41.8      39.2
Braking                     25.4      26.4      30.6
Air bags                    19.8      18.5      18.6
Medical devices              7.3       8.1       9.0
Other                       18.6      17.5      23.6
                          ------   -------   -------
Total revenue             $275.1   $ 323.2   $ 350.3
                          ======   =======   =======

Set forth below are our sales by product line as a percentage of total sales for the periods presented:

                                 YEARS ENDED
                          -------------------------
PRODUCT CATEGORIES        2002      2003       2004
------------------        ----      ----       ----
Power steering             26%       31%        34%
Fuel injection             36%       34%        31%
Electric motors            12%       13%        11%
Braking                     9%        8%         9%
Air bags                    7%        6%         5%
Medical devices             3%        3%         3%
Other                       7%        5%         7%
                          ---       ---        ---
Total revenue             100%      100%       100%
                          ===       ===        ===

POWER STEERING. We design, engineer and manufacture power steering system components, sub-assemblies and assemblies. Some of our products include sleeves, input shafts, torsion bars, and integrated pinions and sleeves as well as finished hydraulic valve assemblies. We entered this product category in 1998 with the acquisition of Frank & Pignard, S.A. ("F&P"), in France. At the time of the acquisition, we regarded F&P as a leading independent manufacturer of hydraulic power steering components and sub-assemblies in Europe. We have leveraged F&P's leading market position to develop critical components for electric power assisted steering, or EPAS, including a "torque sensing assembly." These design efforts have positioned us as an exclusive supplier to a number of leading Tier I suppliers.

Our power steering component sales are predominantly generated in Europe where we serve many of the leading Tier I power steering suppliers. We also have a presence in North and South America where we serve our top customers' local power steering component needs. Our customers' products are generally platform neutral. In Europe, end use customers include BMW, DaimlerChrysler, Fiat, General Motors, Honda, Nissan, Peugeot, Renault, Toyota and Volkswagen. In North and South America, end use customers include DaimlerChrysler, Fiat, Opel and Peugeot.

Power steering demand was historically driven by consumer demand for comfort and safety. In 2004, it is estimated that the North American light vehicle market has achieved almost 100% power steering penetration with Europe at slightly over 95%. Emerging markets are expected to continue to see increased penetration of power steering as vehicle offerings become more sophisticated. We also believe that the use of EPAS technology will expand market opportunity for us as it becomes more commercially accepted.

We manufacture power steering system components at our facilities in Kentwood, Michigan, Pochons, Ternier, Le Lac, Perrieres and Lecheres, France and Campinas, Brazil.

FUEL INJECTION. We design, engineer and manufacture fuel injector system components for use in both gasoline and diesel powered engines. Our customers' products have applications in both light vehicles as well as heavy duty trucks and off road vehicles. Some of the component parts we manufacture include disk checks, pole pieces, valves, seat guides, diesel pump bodies and diesel cases. Our status as a value-added supplier positions us to participate in the design or redesign of our customer's products. For example, we have participated in the design and manufacture of components for three successive generations of one family of fuel injectors.

Our fuel injector component sales are predominantly generated in North America where we serve the leading Tier I fuel injector suppliers. We also have a presence in Europe and South America where we serve our top customers' European and South American fuel injector component needs. Our customers' products are generally platform neutral. Examples of North America end use customers include DaimlerChrysler, Ford, General Motors and Nissan.

The fuel injector market has been driven by a shift in technology, first from carburetion systems to fuel injectors, then from single-port fuel injectors to the multi-port fuel injectors commonly found on many vehicles today. Emission standards and performance considerations have each been a factor in this technology shift. Direct injecting systems, a new form of fuel injectors, are gaining popularity and are expected to continue to support growth in this category. Direct injecting systems spray fuel directly into the cylinder, as opposed to the intake manifold, and provide increased fuel efficiency. In addition, new developments in diesel fuel engines including technology-driven common rail fuel delivery and other diesel injection innovations are expected to increase the demand for high value component parts for diesel applications.

We manufacture fuel injection system components at our facilities in Kentwood and Marshall, Michigan, Pochons, Ternier and Lecheres, France, and Campinas and Pinhal, Brazil.

ELECTRIC MOTORS. We design, engineer and manufacture electric motor components including gears, worm shafts, gear sub-assemblies and gear boxes. We identified this growth market in the mid 1990's when the demand for high torque, safety and performance critical electric motors was emerging. High value electric motor applications include window lifts, seat adjusters and windshield wipers. In 2000, we enhanced our position in this product category with the acquisition of Bouverat Industries, S.A. ("Bouverat") in France. At the time of the acquisition, we regarded Bouverat as a leading manufacturer of technically complex gears, shafts and related components for electric motors. The acquisition of Bouverat provided global manufacturing capabilities and enhanced our manufacturing skills in this product category.

Our electric motor component sales are predominantly generated in Europe where we serve many of the leading Tier I suppliers. Our customers' products are generally platform neutral. End use customers include many of the major OEMs in North America and Europe.

Demand for electric motors has been driven by consumer preference for convenience, comfort and safety features. Although power windows and windshield wipers are approaching maximum penetration, other convenience applications including seat adjusters, sun roofs, convertible tops, electric lumbar supports and electric mirrors continue to expand. Applications in safety features include electric braking, electric power steering, hybrid starter motors, hybrid generators and emission control pumps. We believe OEMs will continue to develop new applications for electric motors to continue to differentiate their vehicles including electric massage units, retractable running boards, power folding mirrors, power door and deck lids and tilting head rests.

We manufacture electric motor components at our facilities in Kentwood, Michigan, Perrieres and Lecheres, France, Boituva, Brazil and Shenzhen, China.

BRAKING. We design, engineer and manufacture braking system components including sleeves, pump pistons, seats and valve rods. We identified this market when luxury brands like Mercedes Benz and BMW first introduced premium anti-lock braking safety features to the European market. As the safety advantages of this feature became apparent, applications for "mass market" anti-lock braking systems emerged in both Europe and North America. Our growth focus in this category is on high value-added brake system applications, including complete solenoid assemblies, anti-lock brake systems, traction control and stability systems. As these systems become increasingly complex, we believe that the precision required to manufacture components and assemblies will also increase.

Our braking system component sales are generated in Europe and North America, where we serve many of the leading Tier I suppliers. Our customers' products are generally platform neutral. In Europe, end use customers include
DaimlerChrysler, Fiat and Volkswagen, and in North America, they include DaimlerChrysler, Ford and General Motors.

We manufacture braking system components at our facilities in Kentwood, Marshall and Dowagiac, Michigan, Pochons and Ternier, France and Campinas and Pinhal, Brazil.

AIR BAGS. We engineer and manufacture air bag system components like collars, adaptors, projectiles, charge holders, diffusers and bosses. In 2000, we acquired some assets of Har Technologies, Inc. of Chicago, Illinois and entered this product category. We believe the combination of our precision manufacturing know-how with Har's products and market position allowed us to become an increasingly valuable supplier to customers such as Autoliv, one of the world's largest producers of air bag systems.

Our air bag system component sales are almost entirely generated in North America where we serve leading Tier I suppliers. Our customers' products are generally platform neutral. In North America, end use customers include Ford, Honda, Renault/Nissan and Toyota.

We believe the air bag system segment has significant opportunities for future growth driven by increasing consumer demand and ongoing regulatory activity. Driver and passenger air bags are now standard on all North American light vehicles. However, side air bags have only achieved 22% penetration of North American light vehicles. CSM predicts that approximately 70% of North American vehicles will offer side air bags by 2009. We expect state and federal regulators to continue to encourage and require OEMs to increase vehicle air bag content. Additionally, we expect pressure and publicity generated by industry groups, including the Alliance of Automobile Manufacturers and Insurance Institute for Highway Safety, will spur consumer demand for increasing use of air bags. We also expect the demand for "smart" or sensing air bags to contribute to future growth of this category. These air bags have staged deployments and typically require double the number of precision-machined parts compared to first generation air bags.

We manufacture air bag system components at our facilities in Kentwood, Marshall and Dowagiac, Michigan and Campinas, Brazil. In June 2003, we closed the Chicago, Illinois facility that originally contained Har's operations and combined it with our Kentwood and Marshall facilities to reduce costs.

MEDICAL DEVICES. We design and manufacture a number of components and sub-assemblies for medical device applications. Some of our components include horns, bolts and luer fittings for surgical instruments. The bulk of our sales in the medical device category come from two primary customers, both of which are among the leaders in their respective markets for ophthalmic surgical devices and minimally-invasive stent delivery systems. We manufacture our components for medical devices at our Hayward, California facility.

OTHER. Approximately 7% of our 2004 sales were sold for use primarily in other transportation applications. Examples of some of our products include components for automatic and manual transmissions, air conditioning compressors and engine block valve guides.

SALES AND MARKETING

The substantial majority of our sales are generated under long-term, sole-source contracts with our customers. Our contracts typically last three to seven years, but can be longer. Most of our contracts provide us with sole-source status, prohibiting our customers from purchasing competing products unless we fail to maintain prescribed levels of production quality or quantity. Our customers typically provide quarterly or annual expected production volume estimates, based on anticipated OEM production volumes that we in turn utilize to schedule production. These contracts often mandate annual price concessions of between 1% and 3%, which we have historically offset by manufacturing efficiency gains over the life of a product.

We undertake minimal advertising as most of our target customers have a working knowledge of our precision capabilities. We have built our sales department and crafted its culture on the premise that a properly serviced and satisfied customer will ultimately provide the best opportunity for market and customer expansion. Customer development activity is a collaborative effort led by our customer development engineers, or CDEs. The CDE's main focus is the growth and development of specific customers, while providing support at customer locations for manufacturing teams. The CDE is also able to gather critical customer and competitive intelligence regarding new product and market opportunities. Outside representatives are occasionally assigned to specific customers or regional areas. We will also use this approach to gain access to important new markets or regions where a presence is essential to the long-term business plan. For example, we employ independent agents in Germany and Eastern Europe to gain access to specific customers of strategic significance.

We view customer management as the activity required to maintain and manage customer relationships profitably. Due to the specific focus on customer satisfaction, the CDE is regarded as the "voice of the customer," providing timely feedback to quality, delivery and customer service issues. The CDE provides a critical link to the manufacturing product teams. Often, the CDE acts as the front-line liaison at the customer's facility or leads meetings with the customer regarding product or process issues. The CDE's involvement, facilitated by the fact that the CDE is often located on site, can also be critical in making sure that customer-derived satisfaction scores are accurate and that quality costs are minimized. In many cases, the CDE provides the necessary guidance as to the long-term strategy employed by a given individual customer. For example, CDE feedback to the sales management team may help determine if we decide to grow, maintain, or, in some cases, elect to terminate a particular customer relationship.

Our market development specialists use their technical expertise and knowledge side-by-side with our customers to thoroughly understand a customer's requirements, offer solutions to these needs, and then coordinate a manufacturing strategy to satisfy the technological and performance requirements of the customer's applications. Currently, we have market development specialists and teams in power steering, fuel injection and electric motors. Examples of past activities of our market development specialists include:

- the development of a proprietary design for column mounted EPAS applications for a European customer;

- the development of a hydraulic steering valve and associated manufacturing processes for applications in North America; and

- the development of several fuel injection products with key customers, including a unique variable stroke solenoid valve assembly for gasoline direct injection.

MANUFACTURING

From initial product development and component design stage to delivery of the finished product, we employ state-of-the-art manufacturing technologies and processes. We primarily utilize a wide range of precision machining technologies, including high-precision automatic and CNC turning, rotary transfer, precision milling and precision grinding, to meet a wide range of customer specifications. The components we manufacture are carefully and efficiently processed through a variety of high precision finishing methods like ultrasonic cleaning and assembled into a value-added assembly or sub-assembly or shipped directly to a customer for use in its products.

For example, we manufacture key components for power steering systems using precision turning, grinding and milling methods in various facilities. These components are then matched with key purchased components, like seals, clips and housings, and assembled using specialty precision assembly equipment in our Kentwood, Michigan facility. This assembly is then balanced according to unique vehicle performance specifications, tested, packed and shipped to our customer who then adds our valve to their steering gear product. In this example, we have refined our processes and, in some cases, customized production equipment to achieve world class precision manufacturing capabilities.

We also believe our in-house tooling capability provides us a unique advantage. We have the capability to manufacture precision cutting tools and to reconfigure specialized machine tools. These capabilities provide a competitive advantage as product launch times are reduced, specialized machines are available for use on future programs and proprietary know-how is maintained within the organization.

RESEARCH, DEVELOPMENT AND TECHNOLOGY

Our objective is to offer superior quality, technologically-advanced products to our customers at competitive prices. To this end, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost effectiveness of existing products and to design and develop new products for existing and new applications. We believe our technology and research and development support are among the best in our industry.

Our research and development program is specifically designed to develop new products and applications, develop improved cost effective manufacturing and support processes and assist in marketing new products. Many of our customers work in partnership with our technical representatives to develop new, more competitive products. At the same time, our engineering staff also works independently to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs.

PATENTS AND TRADEMARKS

In limited cases, we rely on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property rights, non-disclosure agreements and other protective measures to protect our proprietary rights. More commonly, we also rely on unpatented know-how and trade secrets and employ various methods, including confidentially agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We do not believe that any individual item of our intellectual property is material to our business.

COMPETITION

Our competitors include Tier I suppliers, as well as independent domestic and international suppliers. Many of these Tier I suppliers are larger companies that have greater financial resources than us and are also our most important customers. Over the past several years, Tier I suppliers have trended toward outsourcing the products we make, which we believe will reduce competition from those entities in the future.

We believe that a number of barriers to entry will serve to protect our competitive position. In general, our markets are highly fragmented with few independent competitors able to match our geographic footprint and the depth and breadth of our product offerings. Our well-entrenched position with Tier I suppliers gives us an advantage to source new business from these customers. Further, our independent competitors will not be able to match our global capabilities without a substantial investment in new facilities. Finally, development of new products is capital intensive, and we believe many of our smaller competitors lack sufficient financial resources to make the necessary investments in new product lines.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The most important raw material we purchase is steel. We purchased approximately $56.6 million of steel in 2004, representing 19.2% of our total cost of goods sold. We purchase primarily high value-added specialty steel, which has historically experienced more stable pricing than commodity steel. The price of commodity steel is subject to cyclical fluctuation. During 2004, our steel costs rose approximately 15% compared to 2003. We are often able to pass through price changes through contractual price escalators and de-escalators tied to raw material costs. Further, we estimate that we can recoup a portion of any price increase of steel in the scrap steel market through the increased prices we receive for scrap steel left over from our manufacturing processes.

Our purchasing strategy is to deal with only high quality, dependable suppliers. We believe that we have maintained strong relationships with our key suppliers and that these relationships will continue into the foreseeable future. Based on our experience, we believe that adequate quantities of steel will be available at market prices, but we cannot give any assurances as to such availability or the prices thereof.

EMPLOYEES

Set forth below is a distribution of our workforce by geographic segment as of the end of 2004:

                                           TOTAL
                                         EMPLOYEES
                                         ---------
North America (United States)                626
Europe (France)                            1,221
South America (Brazil)                       731
                                           -----
                                           2,578
                                           =====

None of our North American employees are covered by collective bargaining agreements. Governmental unions represent all of our French and Brazilian employees. We consider our relations with our employees to be good.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

Our past and present operations as well as our past and present ownership and operations of real property are subject to federal, state, local and foreign environmental laws and regulations pertaining to emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our operations and facilities are being operated in compliance, in all material respects, with applicable environmental, health and safety laws and regulations. However, we cannot predict with any certainty that we will not in the future incur liability under environmental statutes and regulations with respect to non-compliance with environmental laws, contamination of sites formerly or currently owned or operated by us, including contamination caused by prior owners and operators of these sites, or the off-site disposal of hazardous substances.

Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or analogous state laws, for cleanup costs associated with offsite waste recycling or disposal facilities at which wastes associated with its operations have allegedly come to be located. Liability under CERCLA is strict, retroactive and joint and several. No such notices are currently pending.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934 (the "Exchange Act") with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Statements that are predictive in nature that depend upon or refer to future events or conditions or that include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions are forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

- risks associated with our substantial indebtedness, leverage and debt service;

-     the cyclical nature of the automotive industry;

-     performance of our business and future operating results;

- general business and economic conditions, particularly an economic downturn;

-     the loss of one or more significant customers;

-     changes in prices in and availability of raw materials;

- risks of increased competition and pricing pressures in our existing and future markets;

-     loss of any key executives;

- increases in the cost of compliance with laws and regulations, including environmental laws and regulations;

- risks related to our acquisition strategy and integration of acquired businesses;

-     fluctuations in currency exchange and interest rates;

-     risks associated with international operations;

-     catastrophic loss of any of our key manufacturing facilities;

-     seasonality; and

-     the other risks described as "Risk Factors" below.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

RISK FACTORS

The risks described below may not be the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

WE HAVE SUBSTANTIAL INDEBTEDNESS, WHICH COULD AFFECT OUR ABILITY TO MEET OUR OBLIGATIONS AND MAY OTHERWISE RESTRICT OUR ACTIVITIES.

We have substantial debt and may incur substantial debt in the future. As of December 31, 2004, we had total indebtedness of approximately $288.8 million, including the unamortized original issue discount on the Notes. In addition, as of that date, $18.1 million was available for future borrowings under the multi-currency revolving credit facility and (euro)11.6 million was available to Autocam France, SARL under the euro-denominated revolving credit facility of our new senior credit facilities. We are also permitted under the terms of the Notes to incur substantial additional indebtedness in the future that will intensify the leverage related risks described below.

Our substantial indebtedness could:

- make it more difficult for us to satisfy our obligations under our indebtedness;

- require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

- increase our vulnerability to general adverse economic and industry conditions, including changes in currency exchange rates;

-     limit our ability to respond to business opportunities;

- limit our ability to borrow additional funds or refinance existing indebtedness, which may be necessary; and

- subject us to financial and other restrictive covenants, which, if not complied with, could result in an event of default.

As of December 31, 2004, we were in compliance with the covenants contained in the indenture governing the Notes and our senior credit facilities. However, we anticipate that we will not remain in compliance with the financial covenants in our senior credit facilities during 2005 as those covenants become increasingly restrictive throughout the year. Additionally, we will be adversely affected by the full-year effect of the loss of a European power steering customer (see Item 7 of this report) and weakening demand from some European OEMs during the second quarter of 2005. Based on current projections, we believe we may not be able to remain in compliance as of March 31, 2005, and we expect not to be in compliance as of June 30, 2005 with certain of the financial covenant requirements of our senior credit facilities. As a result, we have engaged in negotiations with our senior lenders with the goal of amending such covenants and certain other provisions of our senior credit facilities. There can be no assurances that we will reach an agreement with our senior lenders that will contain terms acceptable to us.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including those described in this "Risk Factors" section, that are beyond our control.

We cannot provide any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to refinance our debt obligations on favorable terms, it could have a significant adverse effect on our financial condition.

THE INDUSTRIES IN WHICH WE OPERATE DEPEND UPON GENERAL ECONOMIC CONDITIONS AND ARE HIGHLY CYCLICAL.

Our financial performance depends on conditions in the global automotive industry, and, generally, on the North American and European economies. Our sales to customers in the automotive and light-duty truck industries accounted for substantially all of our sales in 2004. Demand in the automotive industry fluctuates significantly in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. Any sustained weakness in demand or downturn in the economy generally could have a material adverse effect on our business, results of operations and financial condition.

Our sales are also impacted by inventory levels and OEM production levels. We cannot predict when OEMs will decide to either build or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may result in variability in our performance. Uncertainty regarding inventory levels has been exacerbated by favorable consumer financing programs initiated by OEM manufacturers, which may accelerate sales that otherwise would occur in future periods. In addition, we have historically experienced sales declines during the OEMs scheduled shut-downs or shut-downs resulting from unforeseen events. Continued uncertainty and other unexpected fluctuations could have a material adverse effect on our business and financial condition.

The Tier I supplier industry is also cyclical, and in large part, dependant on the overall strength of consumer demand for various types of motor vehicles. A decrease in consumer demand for motor vehicles in general or specific types of vehicles could have a material adverse effect on our business and financial condition.

OUR BASE OF CUSTOMERS IS CONCENTRATED AND THE LOSS OF BUSINESS FROM A MAJOR CUSTOMER OR A CHANGE IN AUTO CONSUMER PREFERENCES OR REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

Because of the relative importance of our largest customers and the high degree of concentration of OEMs in the North American automotive industry, our business is exposed to a high degree of risk related to customer concentration. Our seven largest customers accounted for approximately 75.2% of our sales in 2004. Although we have long-term contracts with many of our customers, some of our customers are not subject to long-term contracts or may have the ability to terminate their contracts with us. The loss of a major customer or a significant reduction in sales to a major customer could have a material adverse effect on us. Our customers consist primarily of Tier I suppliers, like Delphi, TRW, ZF and Bosch, that serve the large OEMs. Accordingly, while sales directly to OEMs accounted for an insignificant percentage of our sales in 2004 due to our significant Tier I customer base, adverse performance by or production cuts at these OEMs could also adversely impact our sales to Tier I suppliers. Our sales and performance are also influenced by consumer preferences, regulatory changes and OEM new vehicle financing programs. In addition, government regulations, including those relating to fuel economy, could impact vehicle content and volume and, accordingly, have a material adverse impact on us.

INCREASES IN OUR RAW MATERIAL OR ELECTRICITY COSTS OR THE LOSS OF A SUBSTANTIAL NUMBER OF OUR SUPPLIERS OR A MATERIAL DISRUPTION IN ELECTRICITY SUPPLIES COULD AFFECT OUR FINANCIAL HEALTH.

The most significant raw material used in our business is steel. Generally, our raw materials requirements are obtainable from various sources and in the desired quantities. While we currently maintain alternative sources for raw materials, our businesses are subject to the risk of price fluctuations and periodic delays in the delivery of various raw materials and component parts. The domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. As a result of various global economic factors and the weakening of the U.S. dollar, steel prices have been rising, which could have a negative impact on our financial results in 2005. In addition, a failure by our suppliers to continue to supply us with various raw materials on commercially reasonable terms, or at all, would have a material adverse effect on us. Electricity costs are an element of our cost structure. To the extent there are material fluctuations in electricity costs, our margins could be adversely impacted. Any material disruption in electricity supplies could delay our production and could have a material adverse effect on us.

CONTINUING TRENDS AMONG OUR CUSTOMERS WILL INCREASE COMPETITIVE PRESSURES IN OUR BUSINESSES.

The markets for our products are highly competitive. Our competitors include component manufacturing facilities of Tier I suppliers, as well as independent domestic and international suppliers. Some of our competitors are large companies with in-house machining operations that have greater financial resources than us. At times, we may be in a position of competing with some of our own customers, which could have adverse consequences. We believe that the principal competitive factors for all of our products are product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. In addition, our competitors may develop products that are superior to our products or may adapt more quickly than us to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques to make our products and make it more difficult for us to compete. Continuing trends by our customers in many of our markets to limit their number of outside suppliers may result in increased competition as many competitors may reduce prices to compete.

In addition, financial and operating difficulties experienced by our major customers, and the OEMs that our customers supply their products to, may result in further pricing pressures on us. Pricing pressure from customers has been a characteristic of the automotive parts industry for many years. Virtually all Tier I suppliers have policies of seeking price reductions each year. We have taken steps to reduce costs and resist price reductions, but price reductions have impacted our sales and profit margins. We may also be subject to increased pricing pressures from customers because our financial information is publicly available. If we are not able to offset continued price reductions through improved operating efficiencies and reduced costs, we may lose customers or be compelled to make price concessions that may have a material adverse effect on our results of operations.

We are continually exposed to pressure from our customers to extend payment terms. Currently, customary industry payment terms in the United States are 30-45 days; however, customers routinely request payment terms of 45-60 days. In Europe, customary terms exceed 90 days. To the extent we are unsuccessful in resisting our customers' attempts to lengthen payment terms our liquidity may be adversely impacted.

We expect competitive pressures in our markets to remain strong. These pressures arise from existing competitors, other companies that may enter our existing or future markets and, in some cases, our customers, which themselves may decide to produce of certain items sold by us. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on our business and financial condition.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. IN ADDITION, WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS BY THIRD PARTIES.

We rely upon proprietary technology and technology advancements to maintain competitiveness in the market. We generally rely on a combination of unpatented proprietary know-how and trade secrets, copyrights, trademarks, and, to a lesser extent, patents in order to preserve our position in the market. Because of the importance of our proprietary know-how, we typically enter into confidentiality or license agreements with third parties, employees and consultants, and control access to and distribution of our proprietary information. We have entered into, and may enter into in the future, other contractual arrangements with employees and third parties relating to our intellectual property rights.

Despite efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. It is difficult for us to monitor unauthorized uses of our products. The steps we have taken may not prevent unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we enter into confidentiality agreements with third parties to whom we disclose unpatented proprietary know-how and trade secrets, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how and trade secrets. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our intellectual property to offer competitive products at lower prices and we may not be able to effectively compete against these companies.

Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, we can give no assurance that claims or litigation asserting infringement by us of intellectual property rights will not be initiated in the future seeking damages, payment of royalties or licensing fees, or an injunction against the sale of our products or that we would prevail in any litigation or be successful in preventing such judgment. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights and, if not successful, we may not be able to protect the value of our intellectual property. Regardless of its outcome, any litigation, whether commenced by us or a third party, could be protracted and costly and could have a material adverse effect on our business and results of operations.

LOSS OF KEY EXECUTIVE OFFICERS COULD WEAKEN OUR BUSINESS EXPERTISE AND OTHER BUSINESS PLANS.

Our success depends to a significant degree upon the continued contributions of our senior management team and technical, marketing and sales personnel. Our employees, including management, may voluntarily terminate their employment with us at any time. There is competition for qualified employees and personnel in our industry and there are a limited number of persons with relevant knowledge and experience. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives. We believe that the growth and future success of our business will depend in large part on our continued ability to attract, motivate and retain highly-skilled, qualified personnel.

WE MAY BE SUBJECT TO WORK STOPPAGES AT OUR FACILITIES OR AT THE FACILITIES OF OUR PRINCIPAL CUSTOMERS, WHICH COULD SERIOUSLY IMPACT THE PROFITABILITY OF OUR BUSINESS.

As is common in many European and South American jurisdictions, substantially all of our 1,221 employees in France and 731 employees in Brazil are covered by country-wide collective bargaining agreements. Although we believe our relations with these unions are good, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not experience a work stoppage that could materially and adversely affect our business. For example, in April 2004, we experienced a one hour work stoppage by some employees of our French facilities with respect to compensation negotiations then in progress. These negotiations have concluded and this dispute has since been resolved. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially and adversely affected.

Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by OEMs or their suppliers could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles. In addition, organizations responsible for shipping our customers' products may be impacted by occasional strikes. Any interruption in the delivery of our customers' products would reduce demand for our products and could have a material adverse effect on us.

OUR ACQUISITION STRATEGY MAY BE UNSUCCESSFUL.

As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We cannot assure you that we will be able to consummate any acquisitions or that any future acquisitions will be able to be consummated at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

- the focus of management's attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;

-     the incorporation of acquired products into our product line;

-     the increasing demands on our operational systems;

-     the failure to realize expected synergies;

- possible adverse effects on our reported operating results, particularly during the first several periods after the acquisition is complete;

-     the amortization of acquired intangible assets; and

-     the loss of key employees of the acquired businesses.

In pursuing acquisitions, we compete against other automotive part manufacturers, some of which are larger than us and have greater financial and other resources than we have. We compete for potential acquisitions based on a number of factors, including price, terms and conditions, size and ability to offer cash, stock or other forms of consideration. Increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. As a company without public equity, we may not be able to offer attractive equity to potential sellers. Additionally, our acquisition strategy may result in significant increases in our outstanding indebtedness and debt service requirements. The terms of the Notes and our senior credit facilities further limit the acquisitions we may pursue. In addition, the negotiation of potential acquisitions may require members of management to divert their time and resources away from our operations.

THE INTEGRATION OF ACQUIRED BUSINESSES MAY RESULT IN SUBSTANTIAL COSTS, DELAYS OR OTHER PROBLEMS.

We may not be able to successfully integrate our acquisitions without substantial costs, delays or other problems. We will have to continue to expend substantial managerial, operating, financial and other resources to integrate our businesses. The costs of integration could have a material adverse effect on our operating results and financial condition. These costs include non-recurring acquisition costs, including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs.

In addition, the pace of our acquisitions of other businesses may materially and adversely affect our efforts to integrate acquisitions and manage those acquisitions profitably. We may seek to recruit additional managers to supplement the incumbent management of the acquired businesses, but may be unable to recruit additional candidates with the necessary skills.

Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. Once we acquire a business, the risks we are faced with include:

- the possibility that it will be difficult to integrate the operations into our other operations;

-     the possibility that we have acquired substantial undisclosed liabilities;

- the risks of entering markets or offering services for which we have no prior experience; and

-     the potential loss of customers as a result of changes in management.

We may not be successful in overcoming these risks.

FLUCTUATIONS IN CURRENCY EXCHANGE AND INTEREST RATES MAY SIGNIFICANTLY IMPACT OUR RESULTS OF OPERATIONS AND MAY SIGNIFICANTLY AFFECT THE COMPARABILITY OF OUR RESULTS BETWEEN FINANCIAL PERIODS.

Our operations are conducted by subsidiaries in countries where the functional currency is other than our reporting currency, the U.S. dollar. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign, or functional, currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. As a result, our financial results are impacted by currency fluctuations between the U.S. dollar and the euro and, to a lesser extent, other currencies, which are unrelated to our underlying results of operations.

In addition, as of December 31, 2004, $97.8 million, or 33.9%, of our total indebtedness was denominated in euros. The carrying value of that indebtedness will fluctuate depending on currency exchange rates between the U.S. dollar and the euro. To the extent the U.S. dollar declines against the euro, interest expenses for our euro-denominated indebtedness will increase for financial reporting purposes.

We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2004, our interest was determined on a variable basis on $136.5 million, or 47.3%, of our total indebtedness. An increase in interest rates of 0.25% will increase interest expense under our term loans by $0.3 million per year.

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Further, while we will attempt to repay indebtedness using cash flows from the same currency under which the indebtedness is denominated, there are no assurances we will be able to do so. For example, if we are forced to repay borrowings of ours or our domestic subsidiaries that are denominated in U.S. dollars with euros, depreciation of the euro against the U.S. dollar will make the debt repayment more costly in euro terms.

While we may enter into various currency and interest rate hedging contracts, we cannot assure you that any hedging transactions we might enter into will be successful or that shifts in the currency exchange or interest rates will not have a material adverse effect on us.

WE ARE SUBJECT TO TAXATION IN MULTIPLE JURISDICTIONS.

We are subject to taxation primarily in the United States, France and Brazil. Our effective tax rate and tax liability will be affected by a number of factors, like the amount of taxable income in particular jurisdictions, the tax rates in these jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds to and repatriate funds from our foreign subsidiaries, and future changes in the law. Our tax liability will be dependent upon our operating results and the manner in which our operations are funded. Generally, the tax liability for each legal entity is determined either on a non-consolidated basis or on a consolidated basis only with other entities incorporated in the same jurisdiction. In either case, our tax liability is determined without regard to the taxable losses of non-consolidated affiliated entities. As a result, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

OUR OPERATIONS OUTSIDE OF THE UNITED STATES ARE SUBJECT TO POLITICAL, INVESTMENT AND LOCAL BUSINESS RISKS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

Sales by our subsidiaries located outside of the United States accounted for 60.8% of our 2004 sales and an additional 6.0% of our sales in 2004 were derived from sales of products manufactured in the United States that were sold outside the United States. As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. Sales outside of the United States, particularly sales to emerging markets, are subject to other various risks which are not present in sales within the United States that can materially affect our business and financial condition. In addition to currency exchange and tax risks as discussed above, these risks include:

- local political and social conditions, including hyperinflationary conditions and political instability in certain countries;

-     devaluation of foreign currencies;

- potential imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and payment by foreign subsidiaries;

- potential difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

-     domestic and foreign customs, tariffs and quotas or other trade barriers;

-     increased costs for transportation and shipping;

-     potential difficulties in protecting intellectual property;

-     risk of nationalization of private enterprises by foreign governments;

-     managing and obtaining support and distributions for local operations;

-     potential imposition or increase of restrictions on investment; and

-     required compliance with a variety of laws and regulations.

We cannot provide any assurances that we will succeed in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on the financial condition and results of operations of our international operations.

WE MAY INCUR MATERIAL LOSSES AND COSTS AS A RESULT OF PRODUCT LIABILITY AND WARRANTY CLAIMS THAT MAY BE BROUGHT AGAINST US.

We face an inherent business risk of exposure to product liability claims in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. Although we have not been required to make any material payments in respect of product liability claims in the past five years, we cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a government-required or manufacturer-instituted recall involving such products. In the automotive industry, each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as we move up the value pyramid and become more integrally involved in the system design process and assume more of the vehicle system assembly functions, vehicle manufacturers may begin to look to us for contribution when faced with product liability claims. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business. In addition, we cannot provide any assurances that claims will not be asserted against us with respect to former businesses disposed of by us, whether or not we are legally responsible or entitled to contractual indemnification.

OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT AGAINST THE POTENTIAL HAZARDS INCIDENT TO OUR BUSINESS.

We maintain property, business interruption, product liability and casualty insurance coverage, which we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, national disasters or otherwise, whether short- or long-term, could have a material adverse effect on us. As a result of market conditions, premiums and deductibles for some of our insurance policies can increase substantially and, in some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.

WE ARE SUBJECT TO RISKS AND COSTS ASSOCIATED WITH NON-COMPLIANCE WITH ENVIRONMENTAL REGULATIONS.

Our operations are subject to federal, state, local and foreign laws and regulations governing emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. While we believe that our operations and facilities are being operated in compliance in all material respects with applicable environmental health and safety laws and regulations, the operation of precision metal machining facilities entails risks in these areas. There can be no assurance that we will not incur material costs or liabilities, including substantial fines and criminal sanctions for violations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

WE ARE CONTROLLED BY GS CAPITAL PARTNERS 2000, L.P. ("GSCP 2000"), OTHER PRIVATE EQUITY FUNDS AFFILIATED WITH GSCP 2000, TRANSPORTATION RESOURCE PARTNERS LP ("TRP") AND OTHER INVESTMENT VEHICLES AFFILIATED WITH TRP, AND THEIR INTERESTS AS EQUITY HOLDERS MAY CONFLICT WITH THE INTERESTS OF OTHER STAKEHOLDERS.

GSCP 2000, other private equity funds affiliated with GSCP 2000, TRP, and other investment vehicles affiliated with TRP control, through Parent and Holdings, our voting interests and have the power to elect a majority of the members of our board of directors, to change our management and to approve any mergers or other extraordinary transactions. The interests of GSCP 2000 and TRP may not in all cases be aligned with the interests of our stakeholders, in particular the holders of our outstanding debt.

ITEM  2. PROPERTIES

Our principal executive offices are located at 4436 Broadmoor Avenue, S.E., Kentwood, Michigan 49512.

We lease the majority of the real property used in our operations. We believe that our properties and equipment are in good operating condition and are adequate for our present needs.

The following table sets forth our principal manufacturing facilities:

                                   APPROXIMATE       OWNED OR
           LOCATION              SQUARE FOOTAGE       LEASED                            PRIMARY PRODUCTS
------------------------------   --------------      --------   -----------------------------------------------------------------
North America (United States):
 Kentwood, Michigan                 190,000            Lease    Fuel injection, power steering, electric motors, air bags, braking
 Marshall, Michigan                  57,000            Lease    Fuel injection, air bags, braking
 Dowagiac, Michigan                  70,000            Own      Braking, air bags
 Hayward, California                 27,000            Lease    Medical devices
Europe (France):
 Thyez (Pochons)                    194,000            Lease    Fuel injection, power steering, braking
 Thyez (Ternier)                    194,000            Lease    Fuel injection, power steering, braking
 Thyez (Le Lac)                      74,000            Lease    Power steering
 Marnaz (Perrieres)                  91,000            Own      Power steering, electric motors
 Marnaz (Lecheres)                   75,000            Lease    Fuel injection, power steering, electric motors
South America (Brazil):
 Campinas                            50,000            Lease    Power steering, fuel injection, air bags, braking
 Pinhal                              24,000            Lease    Fuel injection, braking
 Boituva                             36,000            Lease    Electric motors
Asia (China) - Shenzhen               5,400            Lease    Electric motors
Corporate - Kentwood, Michigan       17,200            Lease    Corporate operations

ITEM  3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings other than ordinary or routine proceedings incidental to our operations, which, in the opinion of management, will not have a material adverse effect on our financial condition or results of operations.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common stock. As of March 18, 2005, there was one shareholder of record of our common stock. Since the Merger, we have not paid any dividends. Our senior credit facilities and the indenture governing the Notes place restrictions on our ability to pay dividends in the future.

In connection with the Merger, Titan redeemed all of its outstanding shares of preferred stock and Titan's outstanding shares of common stock were converted into the right to receive the consideration paid to the holders of common stock in the Merger. Following the consummation of the Merger, Titan issued shares of its common stock to Micron in exchange for the shares of Merger held by Micron and Titan became a wholly-owned subsidiary of Micron.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Holdings' selected consolidated historical financial data for the eleven months ended December 31, 2000, each of the years 2001, 2002 and 2003, and for the six months ended June 30, 2004, reflecting the historical basis of accounting without any application of purchase accounting for the Merger, and for the six months ended December 31, 2004, reflecting the basis of accounting after purchasing accounting for the Merger. All amounts have been derived from the consolidated financial statements of Holdings which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. The following data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.



                                             ELEVEN
                                             MONTHS                                              SIX MONTHS ENDED
                                              ENDED            YEARS ENDED DECEMBER 31,       ----------------------
                                           DECEMBER 31,   ----------------------------------  JUNE 30,  DECEMBER 31,
(amounts in thousands)                        2000           2001        2002        2003       2004       2004
                                           ------------   ----------   ---------   ---------  --------  ------------
                                                                     (predecessor)                       (successor)
                                           -----------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
   Sales                                   $ 185,699      $  236,452   $ 275,117   $ 323,210  $184,489    $165,821
   Cost of sales                             146,419         201,757     231,334     280,070   153,426     140,847
                                           ---------      ----------   ---------   ---------  --------    --------
   Gross profit                               39,280          34,695      43,783      43,140    31,063      24,974
   Selling, general and administrative
     expenses                                  9,764          16,415      16,698      17,577    17,337      10,566
                                           ---------      ----------   ---------   ---------  --------    --------
   Income from operations                     29,516          18,280      27,085      25,563    13,726      14,408
   Interest and other expense, net            10,489          17,782      15,931      13,872     8,338      13,432
   Minority interest in net income (loss)        852             317         (21)
   Tax provision                               8,096           1,540       4,635       4,697     3,211         422
                                           ---------      ----------   ---------   ---------  --------    --------
   Net income (loss)                       $  10,079     ($    1,359)  $   6,540   $   6,994  $  2,177    $    554
                                           =========      ==========   =========   =========  ========    ========

                                                             2000        2001         2002       2003       2004
                                                          ----------   ---------   ---------  ---------   -----------
                                                                          (predecessor)                   (successor)
                                                          ---------------------------------------------
BALANCE SHEET DATA (END OF PERIOD):
   Cash and equivalents                                   $   16,448   $   9,830   $   4,996  $   1,075   $  2,117
   Working capital(1)                                         29,737      34,190      27,957     22,113     31,543
   Property, plant and equipment, net                        140,265     142,758     156,964    173,580    177,285
   Total assets                                              379,481     371,700     392,335    409,075    569,432
   Total debt                                                157,171     153,071     146,082    133,888    288,781

-------------------------
(1) Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term indebtedness).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties, including those described in the "Risk Factors" in Item 1 of this report. Financial information presented herein as of dates and for periods through the date of the Merger on June 21, 2004 (see "Overview" below) is presented as "predecessor" financial information. Future results could differ materially from those discussed below. See "Forward-Looking Statements" in Item 1 of this report.

OVERVIEW

We are headquartered in Kentwood, Michigan, and are a leading independent manufacturer of extremely close tolerance precision-machined, metal alloy components, sub-assemblies and assemblies, primarily for performance and safety critical automotive applications. Those applications in which we have significant penetration include power steering, fuel injection, electric motors, braking, and air bag systems. We provide these products from our facilities in North America, Europe, South America and Asia to some of the world's largest Tier I suppliers to the automotive industry. These Tier I suppliers include Autoliv, Delphi Corporation, Robert Bosch GmbH, SMI-Koyo, Siemens VDO, TRW Automotive, Inc. and ZF Friedrichshafen AG. We believe our manufacturing space is sufficient to meet the needs of our customer's current programs.

We focus primarily on higher value-added categories of strategically targeted markets. The products we manufacture demand expertise typically exceeding the capabilities of many of our competitors. We produce complex products in high volumes where required tolerances are in the single-digit micron range with quality levels very often approaching zero defects.

A number of factors influence our results of operations, including the following:

- Our business is directly impacted by light vehicle production levels, primarily in North America and Western Europe. We are also impacted by the relative North American market shares of the traditional Big Three automakers, DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation. Material changes in either of these factors can have a material impact on our sales and profit levels. Market shares of the traditional Big Three have been declining over the period from January 1, 2002 to December 31, 2004. Light vehicle production in North America was approximately 16.4 million units in 2002, approximately 15.9 million units in 2003 and approximately 15.8 million units in 2004. In Western Europe, the comparable production rates were approximately 16.4 million units in 2002, approximately 16.2 million units in 2003 and approximately 16.5 million units in 2004. CSM Worldwide, Inc. ("CSM") forecasts production of approximately 15.9 million units in North America and approximately 16.6 million units in Western Europe during 2005.

- A significant portion of our sales and profits resulted from transactions denominated in euros. Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to the euro in 2002, 2003 and 2004 relative to the same periods in the prior years positively impacted our reported results. The following table sets forth, for the periods indicated, the period end, period average, high and low noon New York time buying rate for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as U.S. dollars per euro. The noon buying rate of the euro on March 18, 2005 was $1.33 per euro.

                               YEARS ENDED DECEMBER 31,
                               ------------------------
                                 2002   2003   2004
                                 ----   ----   ----
      Average (1)                 0.95   1.14   1.24
      End of year                 1.05   1.26   1.36
      High                        1.05   1.26   1.36
      Low                         0.86   1.04   1.18

      ------------------------
      (1) The average rate is the average of noon New York time buying rates on the last day of each month during the relevant period.

- We are routinely exposed to pressure by our customers to offer unit price reductions, which is typical of our industry. Through continuous improvement and increased efficiencies in our manufacturing and administrative processes, we have achieved improvements in margins over time in spite of these constant pressures.

Our business and results of operations during 2002, 2003 and 2004 were affected by the following events:

- In April 2003, we sold and leased back our Kentwood and Marshall, Michigan facilities for $5.8 million, using the proceeds of that sale to prepay some of our indebtedness outstanding at the time. Annual lease expense under these agreements is $0.6 million.

- In June 2003, we closed our Chicago, Illinois production facility, moving all existing production to our Michigan facilities. Through the re-engineering of manufacturing processes and elimination of redundancies, we were able to reduce headcount in North America by 15% from December 2002 to December 2003.

- In 2003, we successfully consolidated power steering production lines formerly contained within three of our French facilities into one facility. Significant costs, including premium freight, outsourcing, labor and machinery repairs, were incurred to affect this reorganization. This reorganization has and is expected to continue to provide benefits in the future, primarily in the area of lower labor costs through headcount reductions and improved efficiency.

- On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Parent, merged with and into Holdings with Holdings continuing as the surviving corporation (the "Merger"). As a result, Holdings became a wholly-owned subsidiary of Parent. The total amount of consideration paid in the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Holdings, payments to common shareholders of Holdings and the payment of transaction costs incurred by Holdings, was $395.0 million. The Merger was financed with the net proceeds from the issuance of $140.0 million of senior subordinated notes issued by us and guaranteed by Holdings (the "Notes"), borrowings under new senior credit facilities of $114.0 million and combined common equity contributions of $143.4 million by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain of our management.

RESULTS OF OPERATIONS

Set forth below is our Consolidated Statements of Operations expressed as a percentage of sales:

                                                    2002(1)    2003(1)      2004(2)
                                                    -------    -------      -------
Sales                                                100.0%     100.0%       100.0%
Cost of sales                                         84.1%      86.7%        84.0%
                                                     -----      -----        -----
Gross profit                                          15.9%      13.3%        16.0%
Selling, general and administrative expenses           6.1%       5.4%         8.0%
                                                     -----      -----        -----
Income from operations                                 9.8%       7.9%         8.0%
Interest expense, net                                  4.9%       2.9%         4.7%
Other expenses, net                                    0.9%       1.4%         1.6%
                                                     -----      -----        -----
Income before tax provision                            4.0%       3.6%         1.7%
Tax provision                                          1.7%       1.5%         1.0%
                                                     -----      -----        -----
Net income                                             2.3%       2.1%         0.7%
                                                     =====      =====        =====

----------------------
(1) Represents our consolidated results of operations reflecting the historical basis of accounting without any application of purchase accounting for the Merger.

(2) Represents our combined consolidated results of operations reflecting the historical basis of accounting without any application of purchase accounting for the Merger for the six months ended June 30, 2004 and reflecting the basis of accounting after purchasing accounting for the Merger for the six months ended December 31, 2004.

2004 COMPARED TO 2003

SALES

Sales increased $27.1 million, or 8.4%, to $350.3 million for 2004 from $323.2 million for 2003. Of this increase, $17.9 million was attributable to the devaluation of the USD relative to the euro. Excluding the effect of foreign currency translation and unit price reductions mentioned below, sales for 2004 increased $14.0 million over 2003, principally attributable to the following factors:

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

These positive developments more than offset the negative impact of unit price reductions of $4.8 million during 2004 and decreasing sales to a European power steering systems customer and electric motor systems customer, both of which desourced us on some products. Also, we had lower sales to a European fuel systems customer as we decided not to continue supplying some of its products at unacceptably low profit levels.

GROSS PROFIT

Gross profit increased $12.9 million to $56.0 million, or 16.0% of sales, for 2004 from $43.1 million, or 13.3% of sales, for 2003. The gross profit percentage improvement can generally be attributed to the following factors:

- Labor productivity improvement initiatives implemented during 2004 resulted in the reduction of direct labor cost and a corresponding improvement in gross margin by 1.4 percentage points. Major initiatives included headcount reductions achieved in North America as a result of the Chicago, Illinois facility closure as described above and various other continuous process improvement initiatives, and in Europe as a result of the power steering production line reorganization described above.

- We incurred premium freight, outsourcing, consulting services and machinery repair costs in 2003 in connection with the European power steering line reorganization. Some of these costs were offset by labor productivity improvements that occurred late in 2003. These costs were not repeated in 2004.

- Depreciation expense was $1.8 million less in 2004 as compared to 2003 as we adjusted the historical cost of our property, plant and equipment to fair market appraised values in connection with the Merger.

- We incurred equipment move, severance and other costs of $1.5 million during 2003 in connection with the Chicago, Illinois facility closure. These costs were not repeated in 2004.

- The majority of our 2004 sales growth was due to expansion of existing programs, thereby increasing margins as existing equipment and facilities were more fully utilized.

These positive factors were partially offset by the negative impact on gross profit of steel cost increases, price reductions to customers and the loss of business to European customers as described in "Sales" above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $10.3 million to $27.9 million, or 8.0% of sales, for 2004 from $17.6 million, or 5.4% of sales, for 2003. The 2004 results include $8.2 million in costs associated with the Merger, consisting principally of investment banking fees, management bonuses, and legal and accounting fees, and $0.7 million in executive manager receivables forgiven under a split-dollar life insurance program. In addition, the devaluation of the USD versus the euro caused a comparative increase in selling, general and administrative expenses of $0.8 million from 2003 to 2004.

INTEREST EXPENSE, NET

Net interest expense increased $6.9 million to $16.3 million for 2004 from $9.4 million for 2003. Interest expense on increased debt levels incurred as a result of the Merger more than offset the favorable impact of principal reductions through regularly scheduled payments and repayments from the proceeds of the sale and leaseback of the production facilities as described above. In addition, interest rates incurred on borrowings under our new senior credit facility averaged 40-45 basis points less during 2004 when compared to interest rates incurred on borrowings under our former senior credit facility during 2003.

OTHER EXPENSE, NET

Net other expense increased $1.1 million to $5.5 million for 2004 from $4.4 million for 2003. The 2004 results include the accelerated write-off of $1.9 million in unamortized debt issue costs associated with our former senior credit facility, which was refinanced in connection with the Merger. In addition, amortization of debt issue costs incurred in connection with securing our new senior credit facility and the Notes was $0.4 million more in 2004 than the amortization of similar costs incurred in connection with securing our old senior credit agreement. These factors more than offset the $0.7 million negative impact on our 2003 results of the loss recorded on the sale of equipment from our Chicago, Illinois facility.

TAX PROVISION

For 2004, we recorded an income tax provision of $3.6 million, for an effective tax rate of 57.1%. Our effective tax rate was more than the United States statutory rate of 35.0% due primarily to the French income tax provision, which includes legal profit sharing contribution expense of $1.6 million.

2003 COMPARED TO 2002

SALES

Sales increased $48.1 million, or 17.5%, to $323.2 million for 2003 from $275.1 million for 2002. Of this increase, $34.7 million was attributable to the increase of the value of the euro compared to the USD. Excluding the effect of foreign currency translation and price reductions described below, sales for the year increased $18.8 million over the prior year, principally attributable to the following factors:

- Increased shipments of electric power-assisted steering products to two European customers during 2003.

- During 2003, we began shipping new diesel injection components to a North American customer seeking to increase its penetration of the North American diesel injection market.

These positive developments more than offset the negative impact during 2003 of unit price reductions of $5.4 million and declining sales to a European power steering systems customer that desourced us on some products.

GROSS PROFIT

Gross profit decreased $0.7 million to $43.1 million, or 13.3% of sales, for 2003 from $43.8 million, or 15.9% of sales, for 2002. The decrease in gross profit percentage can be primarily attributed to the effects of the following:

-     We granted annual unit price reductions as referenced above.

- We incurred premium freight, outsourcing, consulting services and machinery repair costs in 2003 in connection with the European power steering line reorganization. Some of these costs were offset by labor productivity improvements that occurred late in 2003.

- We incurred $1.5 million in equipment move, severance, building lease termination and other costs associated with closing the Chicago facility in 2003.

- We incurred an additional $0.5 in building lease expense in 2003 as a result of the sale and leaseback of our Kentwood and Marshall facilities as referenced above.

These decreases were partially offset by the favorable impact of labor savings resulting from significant headcount reductions in North America during 2003, primarily as a result of the Chicago facility closure.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $0.9 million to $17.6 million, or 5.4% of sales, for 2003 from $16.7 million, or 6.1% of sales, for 2002. Of this increase, $1.4 million was attributable to the increase of the value of the euro compared to the USD. Excluding the increase of the value of the euro compared to the USD, selling, general and administrative expenses decreased $0.5 million from 2002 to 2003, primarily as a result of the elimination of redundant costs for administrative labor and other expenses previously incurred at the Chicago facility. The elimination of these costs resulted in selling, general and administrative expenses, as a percentage of sales, decreasing in 2003 as compared to 2002.

INTEREST EXPENSE, NET

Net interest expense decreased $4.0 million to $9.4 million for 2003 from $13.4 million for 2002. Borrowings were reduced through scheduled principal payments, as well as from the proceeds of factoring an additional approximately $2.1 million of European accounts receivable without recourse and the sale and leaseback of our Kentwood and Marshall facilities. In addition, both the EURIBOR and LIBOR indices decreased when comparing the periods, resulting in lower interest rates in 2003 relative to 2002. These factors were partially offset by an increase of $1.0 million attributable to the increase of the value of the euro compared to the USD.

OTHER EXPENSE, NET

Net other expense for 2003 increased $1.9 million to $4.4 million from $2.5 million for 2002. A portion of this increase resulted from expenses incurred in connection with our termination of a lease on some of the production equipment utilized by the former Chicago facility. Process improvements implemented in connection with the closing and relocation of production to the Kentwood and Marshall facilities rendered that equipment obsolete. In addition, foreign currency transaction losses were $0.7 million higher in 2003 relative to 2002 due to the increase of the value of the euro compared to the USD.

TAX PROVISION

For 2003, we recorded income tax expense of $4.7 million, for an effective tax rate of 40.2%. Our effective tax rate exceeded the United States statutory rate of 35.0% due primarily to the French income tax provision, which includes legal profit sharing contribution expense of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses like working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. Capital expenditures for 2005 are expected to be $24.3 million.

Our principal sources of cash to fund short- and long-term liquidity needs consist of cash generated by operations and borrowing under our revolving credit facilities.

THE SENIOR CREDIT FACILITIES

In connection with the Merger, on June 21, 2004, we entered into the $158.0 million USD-equivalent senior credit facilities, which consisted of a $36.1 million multi-currency revolving credit facility available to us, a (euro)11.6 million ($15.8 million USD-equivalent as of December 31, 2004) revolving credit facility available to Autocam France SARL, a $33.0 million term loan to us and a
(euro)62.7 million term loan to Autocam France SARL. As of December 31, 2004, $18.0 million was drawn and $18.1 million was available under the $36.1 million multi-currency revolving credit facility, the full amount was undrawn and available under the (euro)11.6 million revolving credit facility, there was a balance outstanding of $32.8 million on the $33.0 million term loan and the USD-equivalent of $83.3 million was outstanding under the (euro)62.7 million term loan to Autocam France SARL. The weighted average interest rate for borrowings outstanding under the senior credit facilities during 2004 was 5.86%. In addition, we are required to pay certain fees, which consist of (i) a commitment fee equal to 0.50% per annum times the average undrawn portion of the revolving credit facilities, reduced by the amount of letters of credit issued and outstanding under the revolving credit facilities but not reduced by the amount of outstanding swing line loans, (ii) letter of credit fees equal to the applicable margin then in effect with respect to eurocurrency rate loans under the revolving credit facilities times the maximum aggregate amount available to be drawn under all letters of credit, and, additionally, the issuer of any letter of credit will also receive a fronting fee equal to 0.25% per annum times the maximum aggregate amount available to be drawn under the letter of credit and other customary documentary and processing charges, and (iii) an annual administrative agent fee in an amount of $100,000.

The applicable interest rate margin for the senior credit facilities is determined from time to time based on our "leverage ratio," defined in our senior credit facilities generally as the ratio of our consolidated indebtedness to our consolidated adjusted EBITDA for the trailing four quarter period. The applicable margin is: if our leverage ratio is greater than or equal to 3:1, with respect to base rate loans, 2.00% per annum, and with respect to our eurocurrency rate loans, 3.00% per annum; and, if our leverage ratio is less than 3:1, with respect to base rate loans, 1.75% per annum, and with respect to our eurocurrency rate loans, 2.75% per annum.

The senior credit facilities require mandatory prepayments, subject to exceptions, in amounts equal to: (1) 100% of the net cash proceeds from asset sales or other dispositions of property of our and our subsidiaries, including insurance proceeds, other than inventory sold or disposed of in the ordinary course of business, certain other transactions and net cash proceeds reinvested in assets used in our business; (2) 50% of the net cash proceeds from the issuance of specified equity securities; provided, that this percentage will be reduced to 25% if our "leverage ratio" is less than 3:1; (3) 100% of the net cash proceeds from the issuance of specified debt obligations by us or our subsidiaries; and (4) 75% of "excess cash flow" as defined in our senior credit facilities, provided, that this percentage will be reduced to 50% if our "leverage ratio" is less than 3:1.

Indebtedness under the senior credit facilities is guaranteed by each existing and subsequently acquired or organized domestic and, to the extent no material adverse tax consequence would result and to the extent permitted under local law, foreign subsidiary, and by Autocam with respect to the obligations of its French subsidiary under the term and revolving credit facilities.

Indebtedness under the senior credit facilities is secured by a first priority security interest in substantially all of our and the guarantors' tangible and intangible assets, including personal property, real property, intercompany indebtedness and capital stock owned by us and such guarantors, limited to 65% of such capital stock in the case of certain foreign subsidiaries.

The senior credit facilities contain minimum interest coverage and total leverage ratios that vary during the term of the credit facilities. The senior credit facilities also contain a restriction on the amount of capital expenditures we may make. Our senior credit facilities also contain covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.

THE SENIOR SUBORDINATED NOTES

On June 10, 2004, we issued $140.0 million in aggregate principal amount of 10.875% senior subordinated notes (the "Notes") to fund a portion of the purchase price of the Merger. The Notes mature on June 15, 2014. The Notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including borrowings under the senior credit facilities, rank equally in right of payment to any future senior subordinated indebtedness, are senior in right of payment to any future subordinated indebtedness and are unconditionally guaranteed by certain of our domestic restricted subsidiaries and by Autocam Europe B.V. Interest on the Notes accrues at the rate of 10.875% per annum and is payable semi-annually on June 15 and December 15 of each year.

The indenture governing the Notes contains covenants that impose significant restrictions on us. These restrictions include limitations on our ability to: incur indebtedness or issue disqualified or preferred stock; pay dividends on, redeem or repurchase our capital stock; make investments or acquisitions; create liens; sell assets; restrict dividends or other payments to us; guarantee indebtedness; engage in transactions with affiliates, and; consolidate, merge or transfer all or substantially all of our assets.

As of December 31, 2004, we were in compliance with the covenants contained in the indenture governing the Notes and our senior credit facilities. However, we anticipate that we will not remain in compliance with the financial covenants in our senior credit facilities during 2005 as those covenants become increasingly restrictive throughout the year. Additionally, we will be adversely affected by the full-year effect of the loss of a European power steering customer (see "2004 Compared to 2003" above) and weakening demand from some European OEMs during the second quarter of 2005. Based on current projections, we believe we may not be able to remain in compliance as of March 31, 2005, and we expect not to be in compliance as of June 30, 2005 with certain of the financial covenant requirements of our senior credit facilities. As a result, we have engaged in negotiations with our senior lenders with the goal of amending such covenants and certain other provisions of our senior credit facilities. We are optimistic that we will be successful in negotiating an amendment to our senior credit facilities prior to April 30, 2005 that will provide for adequate liquidity for the foreseeable future; however, there can be no assurances that we will reach an agreement with our senior lenders that will contain terms acceptable to us.

2004

Cash provided by operating activities of $10.2 million during 2004 reflects net income, excluding non-cash and other reconciling items of $25.3 million, and an increase in net working capital of $15.1 million due primarily to the following factors:

- Inventories increased $8.8 million due primarily to the growth in our business as described above. In addition, the value of raw material inventories has risen consistent with the rise in steel and perishable tooling prices. Finally, machinery spare parts inventories have increased consistent with the addition of new types of equipment.

- Deferred credits and other long-term liabilities decreased $5.8 million. We satisfied obligations under interest rate derivative instruments totaling $2.4 million. Additionally, the French government passed a new law allowing for the partial early withdrawal of legal profit sharing earned by our employees, which resulted in the reduction of such liability of $1.6 million.

Cash used in investing activities of $18.7 million during 2004 included capital expenditures primarily for production equipment (net of proceeds from fixed asset sales) of $19.0 million and $1.1 million in costs associated with the acquisition of an outsource vendor by our European operations. Investing cash inflows included $1.5 million in refunds of equipment deposits previously paid by leasing companies as such equipment is now subject to operating lease arrangements.

Cash provided by financing activities of $9.7 million during 2004 included the following:

- Proceeds from issuance of the Notes and term note borrowings at the closing of the Merger under our new senior credit facility of $246.0 million, less debt issue costs paid of $11.6 million;

- Shareholder contributions received in connection with the Merger of $115.4 million;

- Proceeds from the issuance of equipment notes payable and borrowings on swing lines of credit of $1.9 million;

- Payments made to former shareholders and option holders of Holdings of $232.7 million;

- Payments made to retire the term notes of our old senior credit facility in existence at the closing of the Merger of $89.9 million;

- Scheduled term note principal payments of our old and new senior credit facilities, capital lease obligations and equipment notes payable of $23.5 million;

- Net borrowings under the old and new revolving credit facilities of $4.1 million.

2003

Cash provided by operating activities of $38.0 million during 2003 reflects net income, excluding non-cash and other reconciling items, of $33.0 million and a decrease in net working capital of $5.0 million. Accounts receivable decreased $6.8 million commensurate with reduced European sales volume in the last quarter of 2003 relative to the same period in 2002. In addition, European accounts receivable factoring activity increased $2.1 million from December 31, 2002 to December 31, 2003. Accounts payable and accrued liabilities decreased $3.7 million due primarily to decreases in accrued compensation and benefits costs, the satisfaction during 2003 of certain liabilities existing at December 31, 2002 arising from the closing of the Chicago facility, and the recognition of deferred revenue associated with the cancellation of a customer program.

Cash used in investing activities of $14.9 million during 2003 included capital expenditures primarily for production equipment of $22.5 million and proceeds from the sale and leaseback of our Kentwood and Marshall facilities and the sale of equipment of $6.7 million. In addition, we received net cash from leasing companies totaling $1.7 million, representing reimbursements of deposits previously paid on production equipment now subject to operating lease agreements. Finally, we paid $0.7 million to terminate an operating lease for some of the production equipment that had been used in our Chicago facility as described above.

Cash used in financing activities of $27.3 million during 2003 primarily represents scheduled principal payments on bank and capital lease obligations of $19.3 million, the final principal installment payment on a note payable to the sellers of Bouverat Industries, SA of $3.7 million, and a $5.8 million unscheduled principal payment on our USD-denominated term debt through proceeds from the sale and leaseback of our Kentwood and Marshall facilities referenced above. We issued $0.9 million in notes payable to fund capital expenditures in South America.

2002

Cash provided by operating activities of $32.0 million during 2002 reflects net income, excluding non-cash and other reconciling items, of $27.0 million and a decrease in net working capital of $5.0 million. Accounts receivable increased $3.6 million and inventories increased $1.3 million commensurate with increased sales volume in the last quarter of 2002 relative to the same period in 2001. In 2002, we factored $9.0 million of European accounts receivable, which partially offset the impact of sales growth on accounts receivable. Accounts payable increased $5.1 million commensurate with the increase in production in 2002 relative to 2001. Accrued liabilities increased $4.9 million reflecting increases in accrued compensation and benefits costs. In addition, we established a $0.7 million deferred revenue liability for funds received from a customer for a new program that was later terminated as referenced above.

Cash used in investing activities of $15.6 million during 2002 included capital expenditures primarily for production equipment of $17.2 million and proceeds from the sale of equipment of $1.6 million.

Cash used in financing activities of $21.5 million during 2002 included repayments on our revolving line of credit of $6.8 million and scheduled principal payments on bank and capital lease obligations of $15.2 million. We issued $0.5 million in notes payable to fund capital expenditures in South America.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2004 are set forth below:

                                                                                       PAYMENTS DUE BY PERIOD
                                                                         --------------------------------------------------
                                                                           LESS                                      MORE
                                                                           THAN           1-3           4-5          THAN
(amounts in millions)                                     TOTAL           1 YEAR         YEARS         YEARS        5 YEARS
                                                        ---------        --------       --------      -------      --------
Senior credit facilities and the Notes (1)              $   271.0        $    6.7       $   19.9      $  29.4      $  215.0
Capital leases and other debt                                17.8             6.2            6.7          2.9           2.0
Operating leases                                             74.5            14.0           26.0         15.2          19.3
Conditional purchase commitments (2)                          4.4             2.3            1.0          1.1             -
                                                        ---------        --------       --------      -------      --------
Total contractual cash obligations                      $   367.7        $   29.2       $   53.6      $  48.6      $  236.3
                                                        =========        ========       ========      =======      ========

----------
(1) Interest obligations under our senior credit facilities are variable in nature. Interest obligations under the Notes are fixed at $15.2 million per year through the year ending December 31, 2013 and $7.0 million for the year ending December 31, 2014.

(2) These amounts are non-cancelable purchase commitments for machinery and equipment, some of which may be assigned to financing companies under operating lease agreements. In accordance with terms of the purchase agreements, final acceptance of the equipment is contingent upon the equipment demonstrating capabilities as documented by our purchase orders.

CONTINGENT LIABILITIES AND OTHER COMMITMENTS

We sponsor defined benefit pension plans, see "Critical Accounting Policies" below, for substantially all employees of our French subsidiaries. Our estimated liability under these plans as of December 31, 2004 was $2.4 million. We have no expected funding obligations for 2005.

SEASONALITY

Our business is seasonal, as it is common that our customers and OEMs historically have one to two week shutdowns of operations during August and December. Our sales figures reflect the effects of these shutdowns. As a result, our working capital requirements are also seasonal, with the largest working capital commitments coming in the early part of the first quarter and the latter part of the third quarter of each year.

EFFECTS OF INFLATION

We believe that relatively moderate levels of inflation over the last few years have not had a significant impact on revenues or profitability and that our management has been able to offset the effects of inflation by realizing improvements in operating efficiency.

FOREIGN OPERATIONS

In 2004, our North American operations exported $21.1 million of product to customers located in foreign countries, and our foreign operations shipped $213.0 million of product to customers from their facilities. In 2003, our North American operations exported $22.4 million of product to customers located in foreign countries, and our foreign operations shipped $189.0 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) becomes effective at the beginning of our second quarter in 2006. We expect that the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with SFAS 123(R).

CRITICAL ACCOUNTING POLICIES

Our accounting policies, including those described below, require management to make estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 1 to our 2004 consolidated financial statements in Item 8 of this report for a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our management believes the following are some of the more critical judgment areas in the application of accounting policies that currently affect the consolidated financial condition and results of operations.

ACCOUNTS RECEIVABLE

We evaluate our allowance for doubtful accounts on a quarterly basis and review the significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues like bankruptcy status, past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience, which is minimal. We believe that, based on past history and our credit policies, the net accounts receivable are of good quality.

INVENTORY VALUATION

Inventories are stated at the lower of actual cost, on a first-in, first-out, or FIFO, basis, or market. Market price is generally based on the current selling price of our products. We regularly review inventories to determine if their carrying value exceeds market value, and we record a reserve to reduce the carrying value to market price, as necessary. This write-down, if needed, would result in a lower value, which would become the new cost basis in the carrying value of the inventory. Historically, we have rarely experienced significant occurrences of obsolescence or slow moving inventory.

FIXED ASSET IMPAIRMENT

We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated future cash flows. In determining future cash flows, significant estimates are made by us with respect to future operating results. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

GOODWILL

We evaluate the carrying value of goodwill at least annually for impairment. Fair value is determined based upon discounted cash flows and requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market conditions and other information. While we believe the estimates and assumptions underlying the valuation methodology to be reasonable, different assumptions could result in different outcomes.

In estimating future cash flows, we rely upon internally generated five-year forecasts for sales, operating cash flows and capital expenditures to maintain current equipment levels. We generally develop these forecasts based upon recent sales data for existing operations and other factors.

SELF INSURANCE RESERVES

We offer our North American employees medical insurance and workers' compensation plans that are primarily self-insured by us. As a result, we accrue liabilities for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical and workers' compensation claims liabilities on a quarterly basis through the review of claims lag studies and knowledge of past history.

PENSIONS

We sponsor defined benefit pension plans for substantially all employees of our French subsidiaries. We account for our defined benefit pension plans using SFAS No. 87, Employers' Accounting for Pensions. The benefits accrued under our plans are calculated based on each employee's years of credited service and most recent monthly compensation and service category. The obligations for the plan sponsored by F&P are not funded and the obligations for the plan sponsored by Bouverat are partially funded. Employees become vested in accordance with governmental regulations in place at the time of retirement under both plans.

The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future experience can differ from the assumptions. We believe that the two most critical assumptions are the compensation growth and discount rates.

When calculating pension expense for 2002, we assumed a compensation growth rate of 3.0%. When calculating pension expense for 2003, we assumed compensation growth rates of 2.0 or 3.0% depending on the plan. When calculating pension expense for 2004, we assumed a compensation growth rate of 3.0%. We discounted our future pension obligation using a rate of 5.0% for all periods presented. We determined the appropriate compensation growth and discount rates based upon market conditions, long-term corporate and government yields commensurate with the ultimate pension obligation and long-term anticipated compensation trends.

Future changes in assumed compensation growth and discount rates and various other factors related to participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

REVENUE RECOGNITION

Generally, sales are recognized at the time product is shipped to the customer at which time title and risk of ownership transfer to the purchaser.

INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2003 or 2004.

We typically derive approximately 60% of our sales from foreign manufacturing operations. The financial position and results of operations of our subsidiaries in France are measured in euros and translated into USD. The effects of foreign currency fluctuations in France are somewhat mitigated by the fact that sales and expenses are generally incurred in euros, and the reported net income thereon will be higher or lower depending on a weakening or strengthening of the USD as compared to the euro.

The financial position and results of operations of our subsidiary in Brazil are measured in Brazilian reais and translated into USD. With respect to approximately 40% of this subsidiary's sales, expenses are generally incurred in Brazilian reais, but sales are invoiced in USD. As such, results of operations with regard to these sales are directly influenced by a weakening or strengthening of the Brazilian reais as compared to the USD. The effects of foreign currency fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that these sales and related expenses associated therewith are generally incurred in Brazilian reais and the reported income thereon will be higher or lower depending on a weakening or strengthening of the USD as compared to the Brazilian real. Our consolidated net assets as of December 31, 2004 include 9.5% based in France and 3.0% based in Brazil, and were translated into USD at the exchange rates in effect at that date (2.65 Brazilian reais per USD, and 1.36 USD per euro). Accordingly, our consolidated net assets will fluctuate depending on the weakening or strengthening of the USD as compared to these currencies as a result of foreign currency translation adjustments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TITAN HOLDINGS, INC.
                         INDEX TO FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
TITAN HOLDINGS, INC. AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     34

Consolidated Balance Sheets at December 31, 2004 and December 31, 2003      35

Consolidated Statements of Operations and Comprehensive Income for the
  three years in the period ended December 31, 2004                         36

Consolidated Statements of Shareholders' Equity for the three years in
  the period ended December 31, 2004                                        37

Consolidated Statements of Cash Flows for the three years in the period
  ended December 31, 2004                                                   38

Notes to Consolidated Financial Statements                                  39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Micron Holdings, Inc., Kentwood, Michigan

We have audited the accompanying consolidated balance sheets of Titan Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2004 (successor) and 2003 (predecessor), and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the periods from June 22, 2004 through December 31, 2004 (successor), January 1, 2004 through June 21, 2004 (date of merger with Micron) (predecessor) and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 (successor) and 2003 (predecessor), and the results of their operations and their cash flows for the periods from June 22, 2004 through December 31, 2004 (successor), January 1, 2004 through June 21, 2004 (date of merger with Micron) (predecessor) and the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Grand Rapids, Michigan
March 16, 2005

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,          DECEMBER 31,
                                                                          2003                  2004
                                                                       ------------          ------------
Amounts in thousands, except share information                         (predecessor)          (successor)
Assets
Current assets:
Cash and equivalents                                                   $      1,075          $       2,117
Accounts receivable, net of allowances of $484                               55,484                 58,360
and $618, respectively
Inventories                                                                  25,802                 36,947
Prepaid expenses and other current assets                                     3,090                  3,485
                                                                       ------------          -------------
Total current assets                                                         85,451                100,909

Property, plant and equipment, net                                          173,580                177,285
Goodwill                                                                    139,446                268,039
Other long-term assets                                                       10,598                 23,199
                                                                       ------------          -------------

Total assets                                                           $    409,075          $     569,432
                                                                       ============          =============

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                            $     29,748          $      12,942
Accounts payable                                                             47,246                 46,688
Accrued liabilities:
  Compensation                                                               13,242                 18,002
  Other                                                                       1,775                  2,559
                                                                       ------------          -------------
Total current liabilities                                                    92,011                 80,191
                                                                       ------------          -------------

Long-term obligations, net of current maturities                            104,140                275,839
Deferred taxes                                                               39,672                 40,563
Other long-term liabilities                                                  10,924                  7,479

Shareholders' equity:
Series A preferred stock - $.01 par value; 600,000 shares
authorized; 579,112 shares issued and outstanding as of
December 31, 2003; no shares outstanding as of December 31, 2004                  6
Series B preferred stock - $.01 par value; 400,000 shares
authorized; 110,364 shares issued and outstanding as of
December 31, 2003; no shares outstanding as of December 31, 2004                  1
Common stock - $.01 par value; 8,000,000 shares authorized;
6,480,895 shares issued and outstanding as of December 31,
2003; no shares outstanding as of December 31, 2004                              65
Common stock - $.01 par value; 100 shares authorized, issued and outstanding as of December 31, 2004
Additional paid-in capital                                                  137,824                145,112
Accumulated other comprehensive income                                        2,178                 19,694
Retained earnings                                                            22,254                    554
                                                                       ------------          -------------

Total shareholders' equity                                                  162,328                165,360
                                                                       ------------          -------------

Total liabilities and shareholders' equity                             $    409,075          $     569,432
                                                                       ============          =============

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                                     YEAR ENDED           YEAR ENDED          SIX MONTHS ENDED    SIX MONTHS ENDED
                                                    DECEMBER 31,          DECEMBER 31,            JUNE 30,            DECEMBER 31,
Amounts in thousands                                    2002                 2003                   2004                2004
                                                        ----                 ----                   ----                ----
                                                                          (predecessor)                               (successor)
                                                    ----------------------------------------------------------
Sales                                               $  275,117             $  323,210           $  184,489         $   165,821
Cost of sales                                          231,334                280,070              153,426             140,847
                                                    ----------             ----------           ----------         -----------
Gross profit                                            43,783                 43,140               31,063              24,974
Selling, general and administrative expenses            16,698                 17,577               17,337              10,566
                                                    ----------             ----------           ----------         -----------
Income from operations                                  27,085                 25,563               13,726              14,408
Interest expense, net                                   13,433                  9,444                4,666              11,638
Other expenses, net                                      2,477                  4,428                3,672               1,794
                                                    ----------             ----------           ----------         -----------
Income before tax provision                             11,175                 11,691                5,388                 976
Tax provision                                            4,635                  4,697                3,211                 422
                                                    ----------             ----------           ----------         -----------
Net income                                          $    6,540             $    6,994           $    2,177         $       554
                                                    ==========             ==========           ==========         ===========

Statements of Comprehensive Income (Loss):
Net income                                          $    6,540             $    6,994           $    2,177         $       554
Other comprehensive income (losses):
Foreign currency translation adjustments                (1,870)                 5,744               (1,138)             19,694
Amortization of interest rate agreements                   269                    269                  135
                                                    ----------             ----------           ----------         -----------
Comprehensive income                                $    4,939             $   13,007           $    1,174         $    20,248
                                                    ==========             ==========           ==========         ===========

                 See notes to consolidated financial statements.

                              TITAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     SERIES A         SERIES B                                   ACCUMULATED
                                  PREFERRED STOCK  PREFERRED STOCK  COMMON STOCK    ADDITIONAL      OTHER
                                  ---------------  --------------- ---------------   PAID-IN    COMPREHENSIVE  RETAINED
Amounts in thousands              SHARES  AMOUNT   SHARES  AMOUNT  SHARES   AMOUNT   CAPITAL    INCOME (LOSS)  EARNINGS     TOTAL
                                  ------  ------   ------  ------  ------   ------  ----------  -------------  --------   ---------
Balance, January 1, 2002
 (predecessor)                     579     $ 6      75      $ 1     6,260   $ 63    $ 130,826   ($   2,234)    $ 8,720    $ 137,382
Net income                                                                                                       6,540        6,540
Shares issued                                       35                219      2        6,998                                 7,000
Foreign currency translation
  adjustments                                                                                       (1,870)                  (1,870)
Amortization of interest rate
  agreements                                                                                           269                      269
                                  --------------   --------------  ---------------  -----------------------------------------------

Balance, December 31, 2002
  (predecessor)                    579       6     110        1     6,479     65      137,824       (3,835)     15,260      149,321
Net income                                                                                                       6,994        6,994
Foreign currency translation
  adjustments                                                                                        5,744                    5,744
Amortization of interest rate
  agreements                                                                                           269                      269
                                  --------------   --------------  ---------------  -----------------------------------------------

Balance, December 31, 2003
  (predecessor)                    579       6     110        1     6,479     65      137,824        2,178      22,254      162,328
Net income                                                                                                       2,177        2,177
Foreign currency translation
  adjustments                                                                                       (1,138)                  (1,138)
Amortization of interest rate
  agreements                                                                                           135                      135
                                  --------------   --------------  ---------------  -----------------------------------------------

Balance, June 30, 2004
  (predecessor)                    579       6     110        1     6,479     65      137,824        1,175      24,431      163,502

Elimination of former
  shareholders' equity upon
  consummation of Merger          (579)     (6)   (110)      (1)   (6,479)   (65)    (137,824)      (1,175)    (24,431)    (163,502)
Equity contributions from
 current shareholders                                                                 143,400                               143,400
Tax benefit of stock option
  exercises                                                                             1,712                                 1,712
Net income                                                                                                         554          554
Foreign currency translation
  adjustments                                                                                       19,694                   19,694
                                  --------------   --------------  ---------------  -----------------------------------------------

Balance, December 31, 2004
  (successor)                                                                       $ 145,112    $  19,694     $   554    $ 165,360
                                  ==============   ==============  ===============  ===============================================

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED        YEAR ENDED       SIX MONTHS ENDED    SIX MONTHS ENDED
                                                            DECEMBER 31,      DECEMBER 31,          JUNE 30,          DECEMBER 31,
Amounts in thousands                                           2002              2003                2004                2004
                                                               ----              ----                ----                ----
                                                                              (predecessor)                           (successor)
                                                            ---------------------------------------------------
Cash flows from operating activities:
Cash received from customers                                $   273,146       $    331,121      $     175,424        $    176,320
Cash paid to suppliers and employees                           (228,772)          (281,726)          (154,938)           (163,250)
Income taxes received (paid)                                        866               (950)            (3,331)             (1,768)
Interest paid                                                   (13,203)           (10,456)            (6,461)            (11,839)
                                                            -----------       ------------      -------------        ------------
Net cash provided by (used in) operating activities              32,037             37,989             10,694                (537)
                                                            -----------       ------------      -------------        ------------

Cash flows from investing activities:
Expenditures for property, plant and equipment                  (17,183)           (22,459)           (10,676)             (9,679)
Equipment deposits refunded (paid and to be refunded), net          485              1,727               (165)              1,680
Proceeds from sale of property, plant and equipment               1,630              6,656                808                 550
Acquisitions                                                       (180)                                                   (1,084)
Payment to terminate lease                                                            (739)
Other                                                              (380)               (58)              (174)                 21
                                                            -----------       ------------      -------------        ------------
Net cash used in investing activities                           (15,628)           (14,873)           (10,207)             (8,512)
                                                            -----------       ------------      -------------        ------------

Cash flows from financing activities:
Borrowings (repayments) on lines of credit, net                  (6,803)               620             (3,531)              7,615
Proceeds from issuance of long-term obligations                     557                872            247,248                 647
Principal payments of long-term obligations                     (15,206)           (28,827)          (109,940)             (3,437)
Payments to shareholders and option holders                                                          (232,663)
Shareholder contributions                                                                             115,400
Debt issue costs and other                                                                            (10,855)               (781)
                                                            -----------       ------------      -------------        ------------
Net cash provided by (used in) financing activities             (21,452)           (27,335)             5,659               4,044
                                                            -----------       ------------      -------------        ------------

Effect of exchange rate changes on cash and equivalents             209                298                (18)                (81)
                                                            -----------       ------------      -------------        ------------
Increase (decrease) in cash and equivalents                      (4,834)            (3,921)             6,128              (5,086)
Cash and equivalents at beginning of period                       9,830              4,996              1,075               7,203
                                                            -----------       ------------      -------------        ------------
Cash and equivalents at end of period                       $     4,996       $      1,075      $       7,203        $      2,117
                                                            ===========       ============      =============        ============

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements (the "Financial Statements") include the accounts of Titan Holdings, Inc. ("Titan"), a Delaware holding company, and its domestic and foreign subsidiaries, including Autocam Corporation ("Autocam"), a Michigan corporation (together, the "Company"). The Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. All figures in these notes are expressed in thousands of U.S. dollars, unless otherwise noted.

NATURE OF OPERATIONS -- The Company designs and manufactures close-tolerance, specialty metal alloy components for mechanical and electromechanical systems using turning, grinding and milling processes. Currently, the Company manufactures components for use on power steering, fuel injection, electromechanical motor, braking and air bag systems for the transportation industry and medical devices for the ophthalmic and cardiovascular surgery industries. The Company has four manufacturing locations in the United States, five in France and three in Brazil. Customers are located in virtually all areas of the world, with the exception of the continent of Africa.

On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Micron Holdings, Inc. ("Micron"), merged with and into Titan with Titan continuing as the surviving corporation (the "Merger"). As a result, Titan became a wholly-owned subsidiary of Micron. The total amount of consideration paid in the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Titan, payments to common shareholders of Titan and the payment of transaction costs incurred by Titan, was $395,000. The Merger was financed with the net proceeds from the issuance of $140,000 of senior subordinated notes of the Company, which are guaranteed by Titan (the "Notes"), borrowings under the Company's new senior credit facilities of $114,000 and combined common equity contributions of $143,400 by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain of the Company's management.

SUCCESSOR PERIODS -- Represents the consolidated financial position and consolidated results of operations and cash flows of the Company reflecting the basis of accounting after purchasing accounting for the Merger.

PREDECESSOR PERIODS -- Represents the consolidated financial position and results of operations and cash flows of the Company reflecting the historical basis of accounting without any application of purchase accounting for the Merger.

ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes the estimates are reasonable, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS of the Company consist principally of cash and equivalents, accounts receivable and payable, debt and related interest contracts. The carrying amounts of financial instruments approximate estimated fair value, except for the interest contracts. The Company has determined the estimated fair value amounts using available market information and valuation methodologies (see Note 5).

CASH AND EQUIVALENTS consist of highly-liquid investments with original maturities of three months or less at the date of purchase.

ACCOUNTS RECEIVABLE -- During 2002, the Company entered into an accounts receivable financing facility under which accounts receivable were sold without recourse to an unrelated third party, resulting in reductions of accounts receivable of $14,244 and $18,809 at December 31, 2003 and 2004, respectively. The Company accounts for the sales of receivables in accordance with the requirements of Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Net discounts recognized on sales of receivables of $71, $181 and $150 for the years ended December 31, 2002, 2003 and 2004, respectively, are included in Selling, General and Administrative Expenses, while certain factoring charges of $126, $295 and $402 for each respective period are included in Net Other Expenses.

INVENTORIES are stated at the lower of actual cost, on a first-in, first-out
(FIFO) basis, or market.

PROPERTY, PLANT AND EQUIPMENT is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements                        31 years
Leasehold improvements                            3 to 12 years
Machinery and equipment                           3 to 12 years
Furniture and fixtures                            5 to 10 years

Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense. When properties are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is recognized in the results of operations. Gains arising from sale and leaseback transactions are deferred for amortization to income over the lives of the related operating leases.

GOODWILL consists of amounts paid in excess of the fair value of acquired net assets. Goodwill is not amortized; rather, it is subject to impairment testing. The Company performed impairment testing during the fourth quarters of 2002, 2003 and 2004. The fair value of goodwill recorded, which was estimated using the expected present value of future cash flows, was determined to be in excess of that recorded in the Company's balance sheets.

EQUIPMENT DEPOSITS AND OTHER LONG-TERM ASSETS consists primarily of debt issue costs of $2,119 and $11,128 as of December 31, 2003 and 2004, respectively (amortized over the terms of the debt instruments), deposits on equipment to be placed into service in the future of $4,739 and $2,093 as of December 31, 2003 and 2004, respectively, and the cash surrender value of keyman life insurance policies. Debt issue cost amortization expense during the years ended December 31, 2002, 2003 and 2004 were $678, $706 and $2,962, respectively. Expense recorded in 2004 includes $1,822 in unamortized debt issue costs incurred to secure the Company's old senior credit facility that were written off in connection repayment of indebtedness precipitated by the Merger.

Set forth below is expected debt issue cost amortization expense to be recorded by the Company during the years following December 31, 2004:

YEARS ENDING DECEMBER 31,
      2005                   $    1,719
      2006                        1,650
      2007                        1,573
      2008                        1,466
      2009                        1,350
Thereafter                        3,370
                             ----------
     Total                   $   11,128
                             ==========

ACCOUNTS PAYABLE includes the reclassification from Cash and Equivalents of outstanding checks, net of related cash balances, totaling $4,428 and $4,142 as of December 31, 2003 and 2004, respectively.

REVENUE RECOGNITION -- Sales are recognized at the time product is shipped to the customer, at which time title and risk of ownership transfer to the purchasers.

INCOME TAXES -- Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities (see Note 7).

DERIVATIVE AND HEDGING ACTIVITIES -- From time to time, the Company manages interest rate risk through the use of interest rate swap agreements. As of December 31, 2003, the Company had outstanding three interest rate derivative instruments with a combined liability of $2,558, which is reflected in Other Long-Term Liabilities. No such instruments were outstanding at December 31, 2004. The Company also manages certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2003 or 2004.

STOCK-BASED COMPENSATION -- The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of the grant (see Note 10). Had stock-based employee compensation cost of the Company's stock option plan been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, the Company's net income would have changed to the pro forma amounts indicated below:

                                                                                          SIX MONTHS       SIX MONTHS
                                                     YEAR ENDED        YEAR ENDED            ENDED            ENDED
                                                     DECEMBER 31,      DECEMBER 31,         JUNE 30,       DECEMBER 31,
                                                        2002              2003               2004              2004
                                                        ----              ----               ----              ----
                                                                       (predecessor)                       (successor)
                                                     -----------------------------------------------
As reported                                          $   6,540         $  6,994           $  2,177           $   554
Compensation expense, net of related tax effects          (559)            (559)              (280)             (200)
                                                     ---------         --------           --------           -------
Pro forma                                            $   5,981         $  6,435           $  1,897           $   354
                                                     =========         ========           ========           =======

The fair value of the Company's stock options issued in 2002 was set equal to the amount the Company received for common stock sold in connection with the purchase of Bouverat Industries, S.A. ("Bouverat") in December 2000 and the exchange of the minority interest in its Brazilian subsidiary for its common stock in 2002 ($16 per share). The fair value approach was used to value all option grants, with the following weighted-average assumptions: risk-free interest rate, 4%-4.51%; and expected life of options, 10 years.

NEW ACCOUNTING PRONOUNCEMENTS -- In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) becomes effective at the beginning of the Company's second quarter in 2006. The Company expects the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with SFAS No. 123(R).

RESTRUCTURING -- The Company closed and transferred its Chicago, Illinois operation to other facilities in June 2003. The Company incurred related employee termination and plant closing costs of $121 and $879 for the years ended December 31, 2002 and 2003, respectively. The Company also incurred $534 of costs associated with the termination of its building lease and other ancillary costs upon ceasing use of the facility. All of the aforementioned expenses are included in Cost of Sales.

2. BUSINESS COMBINATIONS

Effective January 1, 2002, the Company acquired the remaining quotas, or stock, of its Brazilian subsidiary, which it did not previously own in exchange for 35,000 shares of the Company's Series B preferred stock and 218,750 shares of its common stock. The value placed on the stock exchanged was $7,000. The acquisition was accounted for under the purchase method of accounting, and therefore the purchase price was allocated to assets acquired and liabilities assumed based upon relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) of $1,747 was recorded in connection with this business combination.

The Merger (see Note 1) was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $249,371, allocated among the Company's operating segments as follows: North America - $116,227, Europe - $124,486 and South America - $8,658. The results of operations and cash flows of Titan (as Predecessor company) have been reported through June 30, 2004.

Set forth below are unaudited pro forma statements of operations information for the years ended December 31, 2002 and 2003 and the six months ended June 30, 2004, which are based upon the historical Consolidated Statements of Operations of the Company for those periods after giving effect to the Merger as if such transaction had occurred at the beginning of each period presented. These pro forma results are based upon assumptions considered appropriate by Company management and include adjustments as considered necessary in the circumstances. Such adjustments include interest expense that would have been incurred to finance the purchase, depreciation expense based on the fair market value of the property and equipment acquired and the corresponding tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the Merger taken place at the beginning of each period presented or which may be reported in the future.

                              YEARS ENDED            SIX MONTHS
                             DECEMBER 31,              ENDED
                        -----------------------       JUNE 30,
                           2002         2003            2004
                        ----------   ----------      ----------
Sales                   $  275,117   $  323,210      $  184,489

Net income                     642        1,269           6,649

Effective November 1, 2004, the Company, through its wholly-owned subsidiary, Frank & Pignard, SA, acquired the stock of ATI, S.A.S. ("ATI"), for $1,681 in cash and the assumption of $6,065 in debt, primarily consisting of capital lease obligations. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $1,086.

3. INVENTORIES

Set forth below are the components of Inventories as of December 31:

                                                  2003               2004
                                                  ----               ----
                                              (predecessor)       (successor)
Raw materials                                   $   7,664          $  11,030
Production supplies                                 4,836              7,188
Work in-process                                     9,336             12,979
Finished goods                                      3,966              5,750
                                                ---------          ---------
Total inventories                               $  25,802          $  36,947
                                                =========          =========

4. PROPERTY, PLANT AND EQUIPMENT

Set forth below are the components of Property, Plant and Equipment, Net as of December 31:

                                                  2003                2004
                                                  ----                ----
                                              (predecessor)        (successor)
Buildings and land                            $   14,222           $   10,838
Machinery and equipment                          210,273              161,407
Furniture and fixtures                             8,444               11,041
                                              ----------           ----------
Total                                            232,939              183,286
Accumulated depreciation                         (59,359)              (6,001)
                                              ----------           ----------
Total property, plant and equipment, net      $  173,580           $  177,285
                                              ==========           ==========

In connection with the Merger, the Company adjusted the historical cost of its property, plant and equipment to fair market appraised values and eliminated all historical accumulated depreciation.

5. LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations as of December 31 (percentages represent interest rates as of December 31, 2004):

                                                                                     2003                    2004
                                                                                 -------------            -----------
                                                                                 (predecessor)            (successor)
New Senior Credit Facility:
 U.S. dollar term note with banks - principal payments in quarterly installments; interest payable quarterly at variable interest rates based
 on LIBOR plus 3% (5.563% per annum); due June 2011                                                       $  32,835
 Euro term note with banks - principal payments in quarterly installments; interest payable quarterly at variable interest rates based
 on EURIBOR plus 3% (5.18% per annum); due June 2011                                                         83,269
 Multi-currency revolving line of credit with banks - interest payable quarterly at variable interest rates based on either LIBOR plus 3% or the bank's prime rate plus 2% (5.563-7.25% per annum); principal due
 June 2011                                                                                                   18,000

Old senior credit facility retired in connection with the Merger                  $  124,082
Senior subordinated notes - interest payable in semi-annual installments at a fixed interest rate of 10.875% per annum, net of original issue
discount; principal due June 2014                                                                           137,043
Capital leases obligations - payable in monthly installments, including interest imputed at rates ranging from 2.14% to 19.62%; due through
February 2016                                                                          6,793                 12,659

Other                                                                                  3,013                  4,975
                                                                                  ----------              ---------
Total long-term obligations                                                          133,888                288,781
Current portion                                                                      (29,748)               (12,942)
                                                                                  ----------              ---------
Long-term portion                                                                 $  104,140              $ 275,839
                                                                                  ==========              =========

SENIOR CREDIT AGREEMENT

The Company has a banking agreement (the "Agreement") with a bank group that includes a (euro)62,700 term note, a $33,000 term note, a $36,100 multi-currency revolving credit facility and a (euro)11,621 euro revolving credit facility. As of December 31, 2004, the euro revolving credit facility was fully available and the remaining availability under the multi-currency revolving credit facility was $18,100. Interest rates paid on all debt under the Agreement are variable in nature; however, the Agreement allows management to fix such rates for periods up to one year.

The Agreement includes covenants prohibiting the Company from exceeding certain leverage and interest coverage ratios based primarily upon earnings before interest, taxes, depreciation and amortization expenses. Debt under the Agreement is secured by substantially all the assets of the Company and its domestic subsidiaries and 65% of the stock of certain of the Company's foreign subsidiaries.

The Company managed interest rate risk on a portion of its old senior credit facility, retired in June 2004 in connection with the Merger, through the use of interest rate swaps and collars. The Company recorded, based on the fair market value of the interest contracts at January 1, 2001, a transition adjustment of $1,091 (net of related income tax benefits of approximately $563) in Comprehensive Income and recognized a derivative instrument liability of $1,654 as a cumulative effect of a change in accounting principle. The transition adjustment was to be amortized over the life of the agreement and changes in the fair value of the derivatives (increase of $1,062 and a decrease of $853 during the years ended December 31, 2002 and 2003, respectively) are recorded in Net Interest Expense. In June 2004, the derivative instrument liabilities were paid and the balance of the transition adjustment was expensed resulting in a total charge to Net Interest Expense for the year ended December 31, 2004 of $284.

SENIOR SUBORDINATED NOTES

The Company issued $140.0 million of Notes in connection with the Merger. The Notes will mature on June 15, 2014. Interest on the Notes will accrue at the rate of 10.875% per annum and will be payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2004. The Company will make each interest payment to the holders of record on the immediately preceding June 1 and December 1. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

The Notes:

-     are general unsecured obligations of the Company;

- are subordinated in right of payment to all existing and future senior debt of the Company, including borrowings under the Agreement;

- rank equally in right of payment to any future senior subordinated indebtedness of the Company;

- are senior in right of payment to any future subordinated indebtedness of the Company; and

-     are unconditionally guaranteed by the guarantors (see below and Note 14).

The notes are guaranteed by all of the Company's existing and future restricted subsidiaries that are domestic subsidiaries and by Autocam Europe, B.V. and Holdings.

Each guarantee of the notes:

-     is a general unsecured obligation of each guarantor;

- is subordinated in right of payment to all existing and future senior debt of that guarantor;

- is equal in right of payment with any future senior subordinated indebtedness of that guarantor;

- is effectively subordinated to all secured indebtedness of that guarantor to the extent of the value of the assets securing such indebtedness; and

- is effectively subordinated to the obligations of any subsidiary of that guarantor if that subsidiary is not a guarantor.

Except for Autocam Europe, B.V., none of the Company's foreign subsidiaries guarantee the Notes. The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities and commitments (including trade payables and lease obligations) of the Company's subsidiaries that are not guarantors. Any right of the Company to receive assets of any of its subsidiaries that are not guarantors upon that subsidiary's liquidation or reorganization (and the consequent right of the holders of the Notes to participate in those assets) is effectively subordinated to the claims of that subsidiary's creditors, except to the extent that the Company is itself recognized as a creditor of the subsidiary, in which case the claims of the Company would still be subordinate in right of payment to any security in the assets of the subsidiary and any indebtedness of the subsidiary senior to that held by the Company.

As of December 31, 2004, the Company was in compliance with the covenants contained in the indenture governing the Notes and its senior credit facilities. However, management anticipates that the Company will not remain in compliance with the financial covenants in its senior credit facilities during 2005 as those covenants become increasingly restrictive throughout the year. Additionally, the Company will be adversely affected by the full-year effect of the loss of a European power steering customer who in 2004 desourced the Company on some products and weakening demand from some European original equipment manufacturers during the second quarter of 2005. Based on current projections, management believes the Company may not be able to remain in compliance as of March 31, 2005, and they expect not to be in compliance as of June 30, 2005 with certain of the financial covenant requirements of the senior credit facilities. As a result, management has engaged in negotiations with its senior lenders with the goal of amending such covenants and certain other provisions of the Company's senior credit facilities. Management is optimistic that it will be successful in negotiating an amendment to the senior credit facilities prior to April 30, 2005 that will provide for adequate liquidity for the foreseeable future; however, there can be no assurances that the Company will reach an agreement with its senior lenders that will contain terms acceptable to the Company.

Set forth below are the annual aggregate maturities of long-term obligations as of December 31, 2004:

YEARS ENDING DECEMBER 31,
                           2005             $   12,942
                           2006                 12,474
                           2007                 14,149
                           2008                 15,143
                           2009                 17,205
                     Thereafter                216,868
                                            ----------
                          Total             $  288,781
                                            ==========

The Company's weighted average interest rates incurred on long-term obligations for the years ended December 31, 2002, 2003 and 2004 were 8.9%, 6.7% and 7.9%, respectively.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximated its carrying value as of December 31, 2003 and 2004.

6. COMMITMENTS

The Company leases buildings and equipment under capital leases, including $239 and $1,933 entered into during the years ended December 31, 2003 and 2004, respectively. No capital leases were entered into during the year ended December 31, 2002. The cost of the assets subject to the capital leases was $12,131 and $18,937 as of December 31, 2003 and 2004, respectively. The accumulated amortization of such assets was $1,918 and $400 as of December 31, 2003 and 2004, respectively.

The Company leases buildings and equipment under non-cancelable operating leases, which generally contain renewal and purchase options at fair market value at the end of the lease terms. The Company leases other buildings under cancelable operating leases, which contain renewal options every three years in accordance with French law.

Set forth below are minimum future lease payments under all capital and operating leases as of December 31, 2004:

                                                                CAPITAL                OPERATING
                                                                 LEASES                 LEASES
                                                               ---------              ----------
YEARS ENDING DECEMBER 31,
                           2005                                $   3,802              $   13,997
                           2006                                    3,250                  13,848
                           2007                                    2,742                  12,186
                           2008                                    1,925                   9,870
                           2009                                    1,007                   5,322
                     Thereafter                                    2,025                  19,328
                                                               ---------              ----------
                       Subtotal                                   14,751              $   74,551
                                                                                      ==========
          Less imputed interest                                   (2,092)
                                                               ---------
                          Total                                $  12,659
                                                               =========

Rent expense under operating leases summarized above was $7,801, $11,404 and $12,422 for the years ended December 31, 2002, 2003 and 2004, respectively.

As of December 31, 2004, the Company had non-cancelable purchase commitments for machinery and equipment totaling $4,406 some of which may be assigned to financing companies under operating lease agreements. In accordance with terms of the purchase agreements, final acceptance of such equipment is contingent upon the equipment demonstrating certain capabilities as documented in Company purchase orders.

The Company formerly guaranteed the performance under certain equipment leases of ATI. The Company acquired the outstanding stock of ATI in 2004 (see Note 2), and therefore became primarily responsible for the capital lease obligations of ATI. These obligations are reflected in Long-Term Obligations.

7. INCOME TAXES

Set forth below is the current and deferred portions of the provisions for income taxes for the years ended December 31:

                                                         SIX MONTHS          SIX MONTHS
                                YEARS ENDED                ENDED               ENDED
                               DECEMBER 31,               JUNE 30,          DECEMBER 31,
                             2002        2003               2004                2004
                            -------     -------           -------             --------
                                         (predecessor)                      (successor)
                            ---------------------------------------
Current                     $ 2,019     $ 1,404           $ 2,843             $  3,214
Deferred                      2,616       3,293               368               (2,792)
                            -------     -------           -------             --------
Total                       $ 4,635     $ 4,697           $ 3,211             $    422
                            =======     =======           =======             ========

Set forth below are reconciliations of the differences between the Company's income tax expense and income taxes computed at the United States Federal statutory tax rate for the years ended December 31:

                                                                                              SIX MONTHS        SIX MONTHS
                                                                         YEARS ENDED            ENDED              ENDED
                                                                        DECEMBER 31,           JUNE 30,         DECEMBER 31,
                                                                       2002       2003           2004              2004
                                                                     --------   --------       --------         ------------
                                                                             (predecessor)                       (successor)
                                                                     -----------------------------------
Tax at United States Federal statutory rate                          $  3,911   $  4,092       $  1,885            $   342
Effect of foreign operations, net of related tax credits                  432        558          1,068               (139)
Non-deductible business combination expenditures                                                    340
Other                                                                     292         47            (82)               219
                                                                     --------   --------       --------            -------
Tax as reported                                                      $  4,635   $  4,697       $  3,211            $   422
                                                                     ========   ========       ========            =======

Set forth below are temporary differences that give rise to deferred tax assets and liabilities as of December 31:

                                                                             2003                                 2004
                                                                    ----------------------              ------------------------
                                                                      ASSET      LIABILITY                ASSET        LIABILITY
                                                                    ----------   ---------              ---------      ---------
                                                                        (predecessor)                          (successor)
Domestic international sales corporation income                                   $    710                              $    568
Accrued expenses                                                    $    1,166         621              $   1,643            535
Foreign tax and other credits                                            5,566                              5,774
Valuation allowance                                                     (2,326)                            (2,732)
Net operating loss carryforward                                            402                              7,421
Depreciation and other                                                              42,677                                43,607
                                                                    ----------    --------              ---------       --------
Total deferred taxes                                                $    4,808    $ 44,008              $  12,106       $ 44,710
                                                                    ==========    ========              =========       ========

The Company does not provide for deferred taxes payable on the excess of the financial reporting over the tax basis in its investment in foreign subsidiaries that is essentially permanent in duration. As of December 31, 2004, that excess totaled $69,019. The determination of the additional deferred taxes that have not been provided is not practicable.

As of December 31, 2004, the Company had United States Federal income tax credit carryforwards of $1,571 related primarily to research and development expenses, which expire from 2016 to 2024. The Company has net operating loss carryforwards available to offset future taxable income of $21,203, which begin to expire in 2017.

8. BUSINESS SEGMENT INFORMATION

The Company has three operating segments: North America, Europe and South America. The North American segment provides precision-machined components to the transportation and medical devices industries, while the European and South American segments provide precision-machined components to the transportation industry. The Company has assigned specific business units to a segment based on their geographical location. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets. The totals set forth below are inclusive of all adjustments needed to reconcile to the data provided in the Consolidated Financial Statements and related notes as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004:

                                                                                SIX MONTHS    SIX MONTHS
                                                              YEARS ENDED         ENDED         ENDED
                                                             DECEMBER 31,        JUNE 30,    DECEMBER 31,
                                                           2002        2003        2004          2004
                                                         ---------   ---------  ----------   ------------
                                                                    (predecessor)             (successor)
Sales to Unaffiliated Customers from Company
   Facilities Located in:
North America                                            $ 133,050   $ 139,876   $  75,031    $  68,903
Europe                                                     132,732     170,536     100,429       83,726
South America                                                9,335      12,798       9,029       13,192
                                                         ---------   ---------  ----------   ----------
Total                                                    $ 275,117   $ 323,210   $ 184,489    $ 165,821
                                                         =========   =========  ==========   ==========
Net Income (Loss) of Company Facilities Located in:
North America                                            $   2,014   $   2,863  ($   2,678)  ($   2,988)
Europe                                                       3,400       3,087       3,732        1,729
South America                                                1,126       1,044       1,123        1,813
                                                         ---------   ---------  ----------   ----------
Total                                                    $   6,540   $   6,994   $   2,177    $     554
                                                         =========   =========  ==========   ==========
Depreciation and Amortization on Assets Located in:
North America                                            $   7,326   $   8,265   $   6,225    $   2,028
Europe                                                       8,115      11,313       6,189        5,306
South America                                                  715         868         540          429
                                                         ---------   ---------  ----------   ----------
Total                                                    $  16,156   $  20,446   $  12,954    $   7,763
                                                         =========   =========  ==========   ==========
Net Interest Expense of Company Facilities Located in:
North America                                            $   5,636   $   2,909   $   1,763    $   8,493
Europe                                                       7,570       6,257       2,699        2,841
South America                                                  227         278         204          304
                                                         ---------   ---------  ----------   ----------
Total                                                    $  13,433   $   9,444   $   4,666    $  11,638
                                                         =========   =========  ==========   ==========
Tax Provision of Company Facilities Located in:
North America                                            $   1,533   $   1,614  ($   1,356)  ($     925)
Europe                                                       2,752       2,744       4,068          698
South America                                                  350         339         499          649
                                                         ---------   ---------  ----------   ----------
Total                                                    $   4,635   $   4,697   $   3,211    $     422
                                                         =========   =========  ==========   ==========
Expenditures for Property, Plant and Equipment of
  Facilities Located in:
North America                                            $   8,209   $  10,892   $   4,085    $   3,032
Europe                                                       7,090       8,866       5,622        4,813
South America                                                1,884       2,701         969        1,834
                                                         ---------   ---------  ----------   ----------
Total                                                    $  17,183   $  22,459   $  10,676    $   9,679
                                                         =========   =========  ==========   ==========

                                                        DECEMBER 31,
                                                    2003           2004
                                                -------------  -----------
                                                (predecessor)  (successor)
Total Assets of Company Facilities Located in:
North America                                    $  209,080    $  205,690
Europe                                              183,193       332,279
South America                                        16,802        31,463
                                                 ----------    ----------
Total                                            $  409,075    $  569,432
                                                 ==========    ==========


Included in the North American sales to unaffiliated customers are sales exported from facilities in the United States of $21,804, $22,381 and $21,138 for the years ended December 31, 2002, 2003 and 2004, respectively, with the majority being to customers in Austria, Germany and Mexico.

Set forth below are sales to customers that exceeded 10% of consolidated sales for the years ended December 31:

                          2002           2003          2004
                        --------       --------      --------
ZF Friedrichshafen AG                  $ 39,929      $ 57,252
Delphi Corporation      $ 50,656         52,183        54,656
TRW Automotive, Inc.                     42,077        53,531
Robert Bosch GmbH         43,254         42,556        40,637
SMI-Koyo                  28,487
                        --------       --------      --------
                        $122,397       $176,745      $206,076
                        ========       ========      ========

9. RELATED PARTY TRANSACTIONS

The Company leases a building in France from a partnership in which the Company's President has a 50% interest subject to a 12-year operating lease, which expires in July 2014. Annual rent is due in quarterly installments subject to annual increases based upon an index tied to France's national public construction costs. Rent expense recorded in connection with this lease agreement during the years ended December 31, 2002, 2003 and 2004 were $205, $588 and $664, respectively.

Management fees totaling $557, $530 and $278 for the years ended December 31, 2002, 2003 and 2004, respectively, were paid by the Company to its former majority shareholder.

Management fees totaling $317 for the year ended December 31, 2004 were paid by the Company to its current shareholders.

The Company had receivables from its officers and certain key employees in connection with a life insurance program, collateralized by the cash surrender value of the related insurance policies. Amounts receivable from such employees, included in Equipment Deposits and Other Long-Term Assets, were $2,078 at December 31, 2003, including $1,377 due from the Company's President. All such amounts receivable were forgiven in 2004, resulting in expenses of $139 included in Cost of Sales and $2,148 included in Selling, General and Administrative Expenses.

10. CAPITAL STOCK

Micron's Board of Directors has reserved 1,430,000 shares of common stock for issuance to employees under the 2004 Stock Option Plan (the "Option Plan"), and as of December 31, 2004, options for 929,498 shares were granted at $10 per share under the Option Plan. Options are not exercisable prior to twelve months from or ten years after the grant date. Certain options granted vest at a rate of twenty-five percent annually over a four-year period, while others vest based on Micron shareholders' ability to meet certain levels of return on their investment in Micron. The options granted begin to vest effective June 21, 2004.

11. EMPLOYEE BENEFIT PLANS

The Company maintains a self-funded medical and dental plan for its Kentwood and Marshall and certain of its Dowagiac, Michigan full-time employees. A third-party administrator makes benefit payments, and an estimate of the Company's liability for unpaid and incurred but not reported claims is included in Other Accrued Liabilities. Employees of the Company's other subsidiaries are enrolled in various insured group or governmental health plans.

The Company sponsors a 401(k) savings plan (the "401k Plan") for all qualified full-time employees resident in the United States. The 401k Plan provides for an annual discretionary employer matching contribution that has historically been dollar-for-dollar up to two thousand dollars. Expense incurred in connection with the 401k Plan was $841, $819 and $829 for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company sponsors defined benefit pension plans for substantially all employees of its French subsidiaries. These benefits are calculated based on each employee's years of credited service and most recent monthly compensation and service category. The obligations for the plan sponsored by Frank & Pignard (the "F&P Plan") are not funded and the obligations for the plan sponsored by Bouverat (the "Bouverat Plan") are funded. Accordingly, the unfunded obligations are included in Deferred Credits and Other Long-Term Liabilities. Employees become vested in accordance with governmental regulations in place at the time of retirement under both plans. In 2002, the Company eliminated the discretionary premium of the F&P Plan, thereby reducing 2002 net periodic pension cost by $1,303.

For the purpose of calculating the actuarial present value of the benefit obligation under the F&P and Bouverat Plans, the discount rate assumed for all periods was 5%. The compensation growth rates for the F&P Plan were assumed at 3% for all periods presented. The compensation growth rates for the Bouverat Plan were assumed at 3%, 2% and 3% for the years ended December 31, 2002, 2003 and 2004, respectively. The measurement date was December 31 of each year.

Set forth below is projected benefit obligation information for the F&P and Bouverat Plans:

                                                              2003                        2004
                                                     -----------------------    ------------------------
                                                     F&P PLAN  BOUVERAT PLAN    F&P PLAN   BOUVERAT PLAN
                                                     --------  -------------    --------   -------------
Accumulated benefit obligation at measurement date    $1,667       $403         $1,144          $354
Effect of salary increases                               668        142            729           173
                                                      ------       ----         ------          ----
Projected benefit obligation at measurement date      $2,335       $545         $1,873          $527
                                                      ======       ====         ======          ====

                                                              2003                        2004
                                                     -----------------------    ------------------------
                                                     F&P PLAN  BOUVERAT PLAN    F&P PLAN   BOUVERAT PLAN
                                                     --------  -------------    --------   -------------
Projected benefit obligation at beginning of year    $ 1,750     $   446        $ 2,335      $   545
Plan amendments                                                                    (293)        (125)
Service and interest costs                               308          34            148          115
Actuarial gain                                                                     (304)
Benefits paid                                            (93)        (23)          (150)         (48)
Effect of foreign currency translation gain              370          88            137           40
                                                     -------     -------        -------      -------
Projected benefit obligation at measurement date     $ 2,335     $   545        $ 1,873      $   527
                                                     =======     =======        =======      =======

Set forth below is net periodic benefit cost information for the F&P and Bouverat Plans:

                                          2002                    2003                     2004
                                -----------------------  -----------------------  -----------------------
                                F&P PLAN  BOUVERAT PLAN  F&P PLAN  BOUVERAT PLAN  F&P PLAN  BOUVERAT PLAN
                                --------  -------------  --------  -------------  --------  -------------
Service and interest costs       $ 220        $  8        $ 308        $ 34        $ 148        $ 115
Expected return on plan assets                 (15)                     (23)                      (30)
                                 -----       -----        -----        ----        -----        -----
Net periodic benefit cost        $ 220       ($  7)       $ 308        $ 11        $ 148        $  85
                                 =====       =====        =====        ====        =====        =====

Set forth below are expected benefit payments under the F&P Plan for the next five years and the five years thereafter:

YEARS ENDING DECEMBER 31,

     2005      $140
     2006         5
     2007
     2008
     2009         9
2010-2014       366
               ----
    Total      $520
               ====

Set forth below is plan asset information for the Bouverat Plan:

                                                        2003      2004
                                                        ----      ----
Plan assets at fair value at measurement date          $ 628     $ 648
Projected benefit obligations at measurement date       (545)     (527)
                                                       -----     -----
Funded status and accrued benefit cost                 $  83     $ 121
                                                       =====     =====

                                                        2003      2004
                                                        ----      ----
Plan assets at fair value at beginning of year          $440      $602
Actual return on plan assets                              14        43
Company contributions                                     79
Benefits paid                                            (25)      (48)
Other                                                     25
Effect of foreign currency translation loss               95        51
                                                        ----      ----
Plan assets at fair value at measurement date           $628      $648
                                                        ====      ====

The assumed rate of return on assets of the Bouverat Plan was 5% for all periods presented, which is consistent with historical long-term rates of return experienced for each asset class. The Company has a targeted goal of allocating Bouverat Plan assets one-third to equity and two-thirds to fixed income securities. Set forth below are actual allocations of plan assets of the Bouverat Plan between equity and fixed income securities as of December 31:

                    2003   2004
                    ----   ----
Equity               31%    27%
Fixed income         69%    73%
                    ---    ---
                    100%   100%
                    ===    ===

The Company has no expected funding obligations under the Bouverat Plan in 2005.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income to net cash provided by operating activities for the periods presented:

                                                                                            SIX MONTHS    SIX MONTHS
                                                                 YEAR ENDED DECEMBER 31,      ENDED         ENDED
                                                                -------------------------    JUNE 30,    DECEMBER 31,
                                                                   2002           2003         2004          2004
                                                                ----------     ----------   ----------   ------------
                                                                            (predecessor)                (successor)
Net income                                                      $    6,540     $    6,994   $    2,177    $     554
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
Depreciation and amortization                                       16,156         20,446       12,954        7,763
Deferred taxes                                                       2,616          3,293          395         (874)
Realized gains and losses and other, net                             1,731          2,223        2,627         (257)
Changes in assets and liabilities that provided (used) cash:
 Accounts receivable                                                (3,609)         6,782       (9,243)      10,488
 Inventories                                                        (1,300)         1,838       (2,899)      (5,908)
 Prepaid expenses and other current assets                            (183)            53          (44)        (280)
 Other long-term assets                                             (1,221)           (69)      (1,192)         203
 Accounts payable                                                    5,080          1,950        1,687       (6,217)
 Accrued liabilities                                                 4,894         (5,634)       6,962       (2,985)
 Deferred credits and other                                          1,333            113       (2,730)      (3,024)
                                                                ----------     ----------   ----------   ----------
Net cash provided by (used in) operating activities             $   32,037     $   37,989   $   10,694   ($     537)
                                                                ==========     ==========   ==========   ==========

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2004 QUARTERS ENDED   MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
-------------------   --------    -------   ------------   -----------
                          (predecessor)            (successor)
Sales                 $ 92,856    $91,633     $ 80,249      $ 85,572
Gross profit            16,241     14,822       11,901        13,073
Net income (loss)        4,865     (2,688)        (140)          694

2003 QUARTERS ENDED   MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
-------------------   --------    -------   ------------   -----------
                                        (predecessor)
Sales                 $ 83,795    $83,034     $ 73,154      $ 83,227
Gross profit            12,531     11,428        8,938        10,243
Net income (loss)        2,836      2,170         (116)        2,104

14. FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

Set forth below are the guarantor and non-guarantor subsidiaries of Autocam with respect to the Notes:

     GUARANTOR SUBSIDIARIES                NON-GUARANTOR SUBSIDIARIES
     ----------------------                --------------------------
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

Set forth below is financial information regarding the guarantors and non-guarantors:

                                                       TITAN
     COMBINING STATEMENT OF OPERATIONS                (PARENT                   SUBSIDIARIES
        YEAR ENDED DECEMBER 31, 2002                  COMPANY             -------------------------
                (predecessor)                          ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------          -------  ---------  ---------   -------------   ------------   --------
Sales                                                          $ 101,671  $ 15,671      $162,014      ($  4,239)     $275,117
Cost of sales                                                     86,850    12,669       136,054         (4,239)      231,334
                                                               ---------  --------      --------                     --------
Gross profit                                                      14,821     3,002        25,960                       43,783
Selling, general and administrative expenses           $ 39        5,682     1,194         9,783                       16,698
                                                      -----    ---------  --------      --------                     --------
Income (loss) from operations                           (39)       9,139     1,808        16,177                       27,085
Interest expense, net                                              4,570       688         8,175                       13,433
Other expense (income), net                                          827        84         1,566                        2,477
                                                      -----    ---------  --------      --------                     --------
Income (loss) before tax provision                      (39)       3,742     1,036         6,436                       11,175
Tax provision                                                      1,586       350         2,699                        4,635
                                                      -----    ---------  --------      --------                     --------
Net income (loss)                                     ($ 39)   $   2,156  $    686      $  3,737                     $  6,540
                                                      =====    =========  ========      ========                     ========

                                                       TITAN
     COMBINING STATEMENT OF OPERATIONS                (PARENT                    SUBSIDIARIES
        YEAR ENDED DECEMBER 31, 2003                  COMPANY             -------------------------
                (predecessor)                          ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------          -------  ---------  ---------   -------------   ------------   --------
Sales                                                          $ 118,722  $  17,332    $192,282       ($  5,126)     $323,210
Cost of sales                                                    102,995     13,794     168,407          (5,126)      280,070
                                                               ---------  ---------    --------                      --------
Gross profit                                                      15,727      3,538      23,875                        43,140
Selling, general and administrative expenses           $ 38        6,103      1,247      10,189                        17,577
                                                      -----    ---------  ---------    --------                      --------
Income (loss) from operations                           (38)       9,624      2,291      13,686                        25,563
Interest expense, net                                              2,168        591       6,685                         9,444
Other expense (income), net                                        2,150         57       2,221                         4,428
                                                      -----    ---------  ---------    --------                      --------
Income (loss) before tax provision                      (38)       5,306      1,643       4,780                        11,691
Tax provision                                                      1,881        559       2,257                         4,697
                                                      -----    ---------  ---------    --------                      --------
Net income (loss)                                     ($ 38)   $   3,425  $   1,084    $  2,523                      $  6,994
                                                      =====    =========  =========    ========                      ========

                                                       TITAN
     COMBINING STATEMENT OF OPERATIONS                (PARENT                    SUBSIDIARIES
     SIX MONTHS ENDED JUNE 30, 2004                   COMPANY             -------------------------
             (predecessor)                             ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------         --------   -------   ---------   -------------   ------------   --------
Sales                                                           $64,212   $ 11,061     $112,477       ($  3,261)     $184,489
Cost of sales                                                    55,053      7,848       93,786          (3,261)      153,426
                                                                -------   --------     --------                      --------
Gross profit                                                      9,159      3,213       18,691                        31,063
Selling, general and administrative expenses          $ 6,438     5,214        591        5,094                        17,337
                                                     --------   -------   --------     --------                      --------
Income (loss) from operations                          (6,438)    3,945      2,622       13,597                        13,726
Interest expense, net                                             1,472        291        2,903                         4,666
Other expense, net                                         19     2,358         21        1,274                         3,672
                                                     --------   -------   --------     --------                      --------
Income (loss) before tax provision                     (6,457)      115      2,310        9,420                         5,388
Tax provision                                          (2,195)       38        801        4,567                         3,211
                                                     --------   -------   --------     --------                      --------
Net income (loss)                                    ($ 4,262)  $    77   $  1,509     $  4,853                      $  2,177
                                                     ========   =======   ========     ========                      ========

                                                       TITAN
    COMBINING STATEMENT OF OPERATIONS                 (PARENT                     SUBSIDIARIES
    SIX MONTHS ENDED DECEMBER 31, 2004                COMPANY              -------------------------
                (successor)                            ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------          -------   ---------  ---------   -------------   ------------   --------
Sales                                                            $60,389    $8,854       $100,498      ($  3,920)     $165,821
Cost of sales                                                     52,462     6,693         85,612         (3,920)      140,847
                                                                --------    ------       --------                     --------
Gross profit                                                       7,927     2,161         14,886                       24,974
Selling, general and administrative expenses                       4,127       587          5,852                       10,566
                                                                --------    ------       --------                     --------
Income from operations                                             3,800     1,574          9,034                       14,408
Interest expense, net                                              8,170       323          3,145                       11,638
Other expense, net                                     $ 18          775         1          1,000                        1,794
                                                      -----     --------    ------       --------                     --------
Income (loss) before tax provision                      (18)      (5,145)    1,250          4,889                          976
Tax provision                                            (6)      (1,354)      435          1,347                          422
                                                      -----     --------    ------       --------                     --------
Net income (loss)                                     ($ 12)    ($ 3,791)   $  815       $  3,542                     $    554
                                                      =====     ========    ======       ========                     ========

                                                        TITAN
  CONDENSED COMBINING STATEMENT OF CASH FLOWS          (PARENT                     SUBSIDIARIES
        YEAR ENDED DECEMBER 31, 2002                   COMPANY              -------------------------
                (predecessor)                           ONLY)    AUTOCAM    GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------------------------    -------   -------    ---------   -------------   --------
Net cash provided by (used in) operating activities     ($ 1)    $ 9,227     $ 547      $   22,264      $ 32,037
Expenditures for property, plant and equipment                    (6,714)     (666)         (9,803)      (17,183)
Repayments on lines of credit, net                                (2,000)                   (4,803)       (6,803)
Principal payments of long-term obligations                       (3,228)                  (11,978)      (15,206)
Other                                                             (1,136)      113           3,344         2,321
                                                        ----     -------     -----      ----------      --------
Net decrease in cash and equivalents                      (1)     (3,851)       (6)           (976)       (4,834)
Cash and equivalents at beginning of period               11       4,227         8           5,584         9,830
                                                        ----     -------     -----      ----------      --------
Cash and equivalents at end of period                    $10     $   376     $   2      $    4,608      $  4,996
                                                        ====     =======     =====      ==========      ========

                                                        TITAN
  CONDENSED COMBINING STATEMENT OF CASH FLOWS          (PARENT                      SUBSIDIARIES
         YEAR ENDED DECEMBER 31, 2003                  COMPANY               -------------------------
                  (predecessor)                         ONLY)    AUTOCAM     GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------------------------    -------   -------     ---------   -------------   --------
Net cash provided by (used in) operating activities    ($ 10)    $ 11,763    $ 1,389       $ 24,847      $ 37,989
Expenditures for property, plant and equipment                    (11,156)    (1,438)        (9,865)      (22,459)
Proceeds from sale of property, plant and equipment                 6,080         50            526         6,656
Borrowings (repayments) on lines of credit, net                     4,000                    (3,380)          620
Principal payments of long-term obligations                        (9,399)                  (19,428)      (28,827)
Other                                                                (914)        (1)         3,015         2,100
                                                       -----     --------    -------       --------      --------
Net increase (decrease) in cash and equivalents          (10)         374                    (4,285)       (3,921)
Cash and equivalents at beginning of period               10          376          2          4,608         4,996
                                                       -----     --------    -------       --------      --------
Cash and equivalents at end of period                            $    750    $     2       $    323      $  1,075
                                                       =====     ========    =======       ========      ========

                                                         TITAN
  CONDENSED COMBINING STATEMENT OF CASH FLOWS           (PARENT                     SUBSIDIARIES
        SIX MONTHS ENDED JUNE 30, 2004                  COMPANY               -------------------------
                (predecessor)                            ONLY)      AUTOCAM   GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------------------------   ----------   ---------  ---------   -------------   ---------
Net cash provided by (used in) operating activities   ($   6,457)  $   2,206   $ 207        $ 14,738      $  10,694
Expenditures for property, plant and equipment                        (3,880)   (205)         (6,591)       (10,676)
Borrowings (repayments) on lines of credit, net           (1,280)     21,829                 (24,080)        (3,531)
Proceeds from issuance of long-term obligations                      169,888                  77,360        247,248
Principal payments of long-term obligations                          (51,268)                (58,672)      (109,940)
Payments to shareholders and option holders             (232,663)                                          (232,663)
Shareholder contributions                                115,400                                            115,400
Dividends received (paid)                                125,000    (125,000)
Debt issue costs                                                     (10,855)                               (10,855)
Other                                                                   (145)                    596            451
                                                        --------   ---------   -----        --------      ---------
Net increase in cash and equivalents                                   2,775       2           3,351          6,128
Cash and equivalents at beginning of period                              750       2             323          1,075
                                                        --------   ---------   -----        --------      ---------
Cash and equivalents at end of period                              $   3,525   $   4        $  3,674      $   7,203
                                                        ========   =========   =====        ========      =========

                                                        TITAN
    CONDENSED COMBINING STATEMENT OF CASH FLOWS        (PARENT                    SUBSIDIARIES
        SIX MONTHS ENDED DECEMBER 31, 2004             COMPANY             -------------------------
                    (successor)                         ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR  COMBINED
---------------------------------------------------    -------   -------   ---------   -------------  --------
Net cash provided by (used in) operating activities             ($ 7,104)    $ 882       $ 5,685      ($   537)
Expenditures for property, plant and equipment                    (2,149)     (883)       (6,647)       (9,679)
Borrowings on lines of credit, net                                 6,972                     643         7,615
Proceeds from issuance of long-term obligations                                              647           647
Principal payments of long-term obligations                         (152)                 (3,285)       (3,437)
Debt issue costs                                                    (781)                                 (781)
Other                                                                776        (1)          311         1,086
                                                                --------     -----       -------      --------
Net decrease in cash and equivalents                              (2,438)       (2)       (2,646)       (5,086)
Cash and equivalents at beginning of period                        3,525         4         3,674         7,203
                                                                --------     -----       -------      --------
Cash and equivalents at end of period                            $ 1,087     $   2       $ 1,028       $ 2,117
                                                                ========     =====       =======      ========

                                                     TITAN
      CONDENSED COMBINING BALANCE SHEET             (PARENT                       SUBSIDIARIES
              DECEMBER 31, 2003                     COMPANY                --------------------------
                 (predecessor)                       ONLY)     AUTOCAM      GUARANTOR   NON-GUARANTOR    ELIMINATIONS   COMBINED
-----------------------------------------------   ----------   --------    ----------   -------------   -------------   --------
Assets
Current assets:
Cash and equivalents                                           $    750    $      2       $    323                      $  1,075
Accounts receivable, net                                         13,524       1,757         40,203                        55,484
Inventories                                                       8,052       1,060         16,690                        25,802
Prepaid expenses and other current assets                         1,616          52          1,422                         3,090
                                                               --------    --------       --------                      --------
Total current assets                                             23,942       2,871         58,638                        85,451

Property, plant and equipment, net                               40,899       8,945        123,602       $    134        173,580
Goodwill                                           $ 122,521      2,688                     14,237                       139,446
Intercompany receivables (payables)                              40,513      (5,863)       (33,437)        (1,213)
Investment in subsidiaries                             9,136    (15,014)     (1,806)         9,831         (2,147)
Other long-term assets                                            7,106         106          3,386                        10,598
                                                  ----------   --------    --------       --------      ---------       --------

Total assets                                       $ 131,657   $100,134    $  4,253       $176,257      ($  3,226)      $409,075
                                                  ==========   ========    ========       ========      =========       ========

Liabilities and Shareholders' Equity
Current liabilities:

Current maturities of long-term obligations                    $  4,656                   $ 25,092                      $ 29,748
Accounts payable                                                  8,255    $    290         38,906      ($    205)        47,246
Accrued liabilities                               ($       5)     3,062         238         11,722                        15,017
                                                  ----------   --------    --------       --------      ---------       --------
Total current liabilities                                 (5)    15,973         528         75,720           (205)        92,011
                                                  ----------   --------    --------       --------      ---------       --------

Long-term obligations, net of current maturities                 50,612                     54,555         (1,027)       104,140
Deferred taxes and other                                         15,304                     35,292                        50,596

Shareholders' equity :
Capital stock                                        137,896                                 1,994         (1,994)       137,896
Accumulated other comprehensive income (loss)                     6,812                     (4,634)                        2,178
Retained earnings (accumulated deficit)               (6,234)    11,433       3,725         13,330                        22,254
                                                  ----------   --------    --------       --------      ---------       --------
Total shareholders' equity                           131,662     18,245       3,725         10,690         (1,994)       162,328
                                                  ----------   --------    --------       --------      ---------       --------

Total liabilities and shareholders' equity         $ 131,657   $100,134    $  4,253       $176,257      ($  3,226)      $409,075
                                                  ==========   ========    ========       ========      =========       ========

                                                          TITAN
        CONDENSED COMBINING BALANCE SHEET                (PARENT                      SUBSIDIARIES
                DECEMBER 31, 2004                        COMPANY               -------------------------
                   (successor)                            ONLY)     AUTOCAM    GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
------------------------------------------------        ---------   --------   ---------   -------------   ------------   --------
Assets
Current assets:
Cash and equivalents                                                $  1,087   $     2      $   1,028                     $  2,117
Accounts receivable, net                                              20,329     1,700         37,202       ($ 871)         58,360
Inventories                                                           10,314     1,501         25,132                       36,947
Prepaid expenses and other current assets                              1,148        78          2,259                        3,485
                                                                    --------   -------      ---------       ------        --------
Total current assets                                                  32,878     3,281         65,621         (871)        100,909

Property, plant and equipment, net                                    29,772     5,637        141,457          419         177,285
Goodwill                                                $116,399           3                  151,637                      268,039
Intercompany receivables (payables)                                   31,102    (4,142)       (26,847)        (113)
Investment in subsidiaries                                28,661      99,034    (3,458)      (123,815)        (422)
Other long-term assets                                                18,120        50          5,029                       23,199
                                                        --------    --------   -------      ---------       ------        --------

Total assets                                            $145,060    $210,909   $ 1,368      $ 213,082       ($ 987)       $569,432
                                                        ========    ========   =======      =========       ======        ========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                         $    330                $  12,612                     $ 12,942
Accounts payable                                                       9,232   $   184         38,256       ($ 984)         46,688
Accrued liabilities                                    ($     34)      4,005       369         16,224           (3)         20,561
                                                        --------    --------   -------      ---------       ------        --------
Total current liabilities                                    (34)     13,567       553         67,092         (987)         80,191
                                                        --------    --------   -------      ---------       ------        --------

Long-term obligations, net of current maturities                     187,548                   88,291                      275,839
Deferred taxes and other                                              11,097                   36,945                       48,042

Shareholders' equity (deficit):
Capital stock                                            145,112                                                           145,112
Accumulated other comprehensive income                                 2,483                   17,211                       19,694
Retained earnings (accumulated deficit)                      (18)     (3,786)      815          3,543                          554
                                                        --------    --------   -------      ---------       ------        --------
Total shareholders' equity (deficit)                     145,094      (1,303)      815         20,754                      165,360
                                                        --------    --------   -------      ---------       ------        --------

Total liabilities and shareholders' equity (deficit)    $145,060    $210,909   $ 1,368      $ 213,082       ($ 987)       $569,432
                                                        ========    ========   =======      =========       ======        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officers, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). The evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officers. Based upon the evaluation, the Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries) was made known to them by others within our consolidated group during the period in which this report was being prepared and that the information required to be included in the report has been recorded, processed, summarized and reported on a timely basis.

During our most recent fiscal quarter, there have been no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Parent and Autocam are as follows:

          NAME                    AGE                            TITLE
--------------------------        ---        --------------------------------------------------
John C. Kennedy                   46         President, Chief Executive Officer and Director
Warren A. Veltman                 43         Chief Financial Officer and Secretary/Treasurer
Thomas K. O'Mara                  44         Vice President, Sales and Marketing
John R. Buchan                    43         Chief Operating Officer, North American Operations
Bruno Le Sech                     42         Chief Operating Officer, European Operations
Eduardo Renner de Castilho        44         Chief Operating Officer, South American Operations
Jack Daly                         39         Vice President and Director *
James A. Hislop                   47         Vice President and Director *
Adrian Jones                      40         Vice President and Director *
Richard J. Peters                 57         Vice President and Director *
Richard J. Lacks, Jr.             54         Director
Tsutomu (Tom) Yoshida             48         Director

----------------
* Vice President of Parent only. Director of both Parent and Autocam.

The following is a brief description of the present and past business experience of each of those directors and executive officers.

JOHN C. KENNEDY

Mr. Kennedy became a Director, our President and Chief Executive Officer at our inception in April 1988 and has been a Director of Parent since June 2004. Mr. Kennedy earned a Bachelor of Science in Accounting and Finance from the University of Detroit. Mr. Kennedy serves on the Board of Directors of Lacks Enterprises, Inc.

WARREN A. VELTMAN

Mr. Veltman became our Chief Financial Officer in November 1990 and our secretary/treasurer in August 1991. Mr. Veltman earned a Bachelor of Business Administration from the University of Michigan.

THOMAS K. O'MARA

Mr. O'Mara has been with us since November 1989 as the Vice President of Sales and Marketing. Mr. O'Mara earned a Bachelor of Science in Marketing from Central Michigan University.

JOHN R. BUCHAN

Mr. Buchan has been with us since January 2002 as the Chief Operating Officer of our North American operations. Prior to that, he worked 12 years at Bentler Automotive, most recently as executive vice president of the Exhaust Products Group. Mr. Buchan earned a Bachelor of Science in Electrical Engineering and a Masters in Manufacturing Management from the General Motors Institute.

BRUNO LE SECH

Mr. Le Sech has been with us since January 2002 as the Chief Operating Officer of our European operations. Prior to that, he worked 5 years at Krupp Moulinex as chief operating officer of North American operations. Mr. Le Sech earned a Masters in Finance from the University of Rennes.

EDUARDO RENNER DE CASTILHO

Mr. de Castilho has been with us since January 1998 as the Chief Operating Officer of our South American operations. Mr. de Castilho earned law and business degrees from Mackenzie University and a Masters in Business Administration from Northwestern University.

JACK DALY

Mr. Daly has been a Director of Autocam since June 2004 and a Director of Parent since April 2004. He is a Vice President in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman, Sachs & Co. Mr. Daly earned Bachelor and Masters degrees in Engineering from Case Western Reserve University and a Masters in Business Administration from the University of Pennsylvania's Wharton School of Business. Mr. Daly currently serves on the board of directors of IPC Acquisition Corporation.

JAMES A. HISLOP

Mr. Hislop has been a Director of Autocam since June 2004 and a Director of Parent since April 2004. He is a Managing Director of Transportation Resource Partners LP and the President and Chief Executive Officer of Penske Capital Partners. Mr. Hislop was formerly a Managing Director in the Investment Banking Division of the Corporate Banking Group at Merrill Lynch. Mr. Hislop earned a Bachelor of Science in Business Administration from Bucknell University and a Masters of Business Adminstation in Corporate Finance from New York University. Mr. Hislop currently serves on the Boards of Directors of Penske Corporation and UnitedAuto Group, Inc.

ADRIAN JONES

Mr. Jones has been a Director of Autocam since June 2004 and a Director of Parent since April 2004. He is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 1998. He joined Goldman and became a Managing Director in 2002. Mr. Jones earned a Bachelor of Administration from University College Galway, a Masters of Administration from University College Dublin, and a Masters of Business Administration from Harvard Graduate School of Business Administration. Mr. Jones currently serves on the Board of Directors of Burger King Corporation.

RICHARD J. PETERS

Mr. Peters has been a Director of Autocam and Parent since June 2004. He is a Managing Partner of Transportation Resource Partners LP. Mr. Peters joined Penske Corporation in 1986, and from 2000-2002, served as President of Penske and its affiliate, Penske Company LLC. He earned a degree from Wayne State University in 1970. Mr. Peters is a Director and a member of the Executive Committee of Penske Corporation, Penske Truck Leasing Corporation, UnitedAuto Group and Hino Trucks. He also serves as Chairman of Penske Company LLC's transportation components business, Truck-Lite Holdings, LLC, Inc.

RICHARD J. LACKS, JR.

Mr. Lacks has been a Director of Autocam since October 2004. He is the President and Chief Executive Officer and a board member of Lacks Enterprises, Inc. Mr. Lacks joined Lacks in 1973 and has served in his present capacities since 1999. He earned a Bachelor of Business Administration from Western Michigan University. Mr. Lacks also serves on the boards of directors of Adac Plastics, Inc., and Plastic Plate, Inc.

TSUTOMU (TOM) YOSHIDA

Mr. Yoshida has been a Director of Autocam since October 2004. He is the Senior Vice President and General Manager of the Financial Markets Business Division of Mitsui & Company (U.S.A.), Inc. and has served in that capacity since September 2004. From November 2003 through August 2004, Mr. Yoshida served as Managing Director of Mitsui & Co. Principal Investment, Ltd. From 2000 through October 2004, he served as Managing Partner of ACTIV Investment Partners, Ltd. He earned a Bachelor of Arts in Economics from Tokyo University and a Masters in Business Administration from the University of Pennsylvania's Wharton School of Business. Mr. Yoshida also serves on the boards of directors of Mitsui & Co. Venture Partners, Inc., MVC Corporation, Mitsui & Co. Capital, Inc., Mitsui & Co. Precious Metals, Inc., and Mitsui & Co. Energy Risk Management, Ltd.

COMMITTEES OF THE BOARD OF DIRECTORS

Autocam is not a "listed company" under Securities and Exchange Commission rules and is therefore not required to have an audit committee comprised of independent directors. Autocam does not currently have an audit committee and does not have an audit committee financial expert. Autocam's Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the Board of Directors believes that each of its members have sufficient knowledge and the experience necessary to fulfill the duties and obligations of an audit committee.

COMPENSATION OF DIRECTORS

Directors who are also employees of Parent or its subsidiaries or the employees of our principal stockholders will receive no additional compensation for their services as directors. All other directors are entitled to annual compensation for their services of $25,000.

STOCKHOLDERS AGREEMENT

On June 21, 2004, in connection with the closing of the Merger, Parent entered into a stockholders agreement with GSCP 2000, other private equity funds affiliated with GSCP 2000, TRP, other investment vehicles affiliated with TRP and Mr. Kennedy. The stockholders agreement provides each of GSCP 2000 and TRP the right to designate two members and Mr. Kennedy the right to designate one member of the board of directors. The original GSCP 2000 designees were Messrs. Daly and Jones, the original TRP designees were Messrs. Hislop and Peters and the original Mr. Kennedy designee was himself. The stockholders agreement allows, at the request of TRP, for the expansion of the board of directors to a maximum of 10, with four each being designated by GSCP 2000 and TRP and two by Mr. Kennedy. In October 2004, the parties agreed to allow TRP and Mr. Kennedy to add one additional board member each. TRP appointed Mr. Yoshida and Mr. Kennedy appointed Mr. Lacks.

The stockholders agreement provides that Mr. Kennedy has the right:

-     to designate members of the board of directors as described above;

-     to approve any transactions between us and our affiliates; and

-     to approve:

      - entering into or engaging in the ownership, active management, development, construction or operation of any line of business that is not substantially similar to that conducted by Titan and its subsidiaries;

      -     amendment of our organization documents;

      -     hiring and remuneration of our key executives; and

      - acquisitions of or investments in businesses outside of the automotive precision parts business.

In addition, the stockholders agreement contains customary terms, including transfer restrictions, rights of first offer, tag along rights, drag along rights, preemptive rights and veto rights. Additionally, Parent has the right to purchase Mr. Kennedy's shares in Parent if his employment is terminated for cause. The stockholders agreement, except for the registration rights provisions, will terminate upon an initial public offering of our equity securities.

CODE OF ETHICS

Our Board of Directors has not adopted a code of ethics applicable to our principal executive, financial or accounting officers. The Board of Directors believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by these executives.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by our chief executive officer and each of our other four most highly-compensated executive officers for 2004 paid by us and our affiliates.

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                           ANNUAL                     ------------
                                                       COMPENSATION (1)                SECURITIES
    NAME AND PRINCIPAL                      ------------------------------------       UNDERLYING           ALL OTHER
         POSITION                YEAR       SALARY ($)    BONUS ($)     OTHER ($)      OPTIONS (#)     COMPENSATION ($)(2)
--------------------------       ----       ---------     --------      --------      ------------     -------------------
John C. Kennedy                  2003        356,731           600                                             99,383
  President and                  2004        425,000         1,700                                          1,626,107
  Chief Executive Officer

John R. Buchan                   2003        173,269       130,600                                             64,609
  Chief Operating Officer,       2004        170,000       133,950                       105,926              370,064
  North American Operations

Bruno Le Sech                    2003        203,382        61,015                                             40,676
  Chief Operating Officer,       2004        223,344        67,003                       105,926              106,204
  European Operations (3)

Warren A. Veltman                2003        152,885       127,350                                             28,157
  Secretary, Treasurer and       2004        150,000       131,700                       105,926              611,635
  Chief Financial Officer

Eduardo Renner de Castilho       2003        275,000
  Chief Operating Officer,       2004        275,000                                      26,481
  South American Operations

----------
(1) Does not include any value that might be attributable to job-related personal benefits, the amount of which did not exceed the lesser of 10% of annual salary, plus bonus or $50,000 for each executive officer. These benefits include car allowances, country club fees and executive disability policies.

(2)   2003 amounts include the following:

      - Premiums paid under split-dollar policies owned by Messrs. Kennedy, Buchan and Veltman in the amounts of $97,383 for Mr. Kennedy, $31,320 for Mr. Buchan and $26,157 for Mr. Veltman;

      - Insurance premiums paid on a life insurance policy for Mr. Buchan of $31,289;

      - Matching contributions under our 401(k) plan of $2,000 each for Messrs. Kennedy, Veltman, and Buchan; and

      -     Tuition costs reimbursed to Mr. Le Sech for his children.

      2004 amounts include the following:

      - Forgiveness of debt under split-dollar policies owned by Messrs. Kennedy, Veltman and Buchan in the amounts of $1,494,107 for Mr. Kennedy, $359,635 for Mr. Veltman and $136,775 for Mr. Buchan;

      - Cash bonuses paid in connection with the Merger of $250,000 for Mr. Veltman, $200,000 for Mr. Buchan, $130,000 for Mr. Kennedy and $100,000 for Mr. Le Sec;

      - Insurance premiums paid on a life insurance policy for Mr. Buchan of $31,289;

      - Matching contributions under our 401(k) plan of $2,000 each for Messrs. Kennedy, Buchan and Veltman; and

      -     Tuition costs of $6,204 reimbursed to Mr. Le Sech for his children.

(3)   Converted at USD per euro rates of 1.1299 in 2003 and 1.2408 in 2004.

EMPLOYEE EQUITY INCENTIVE PLANS

Parent adopted the Micron Holdings, Inc. 2004 Stock Option Plan, effective as of June 21, 2004. The plan provides for the grant of non-qualified stock options to key employees, directors and consultants of Parent and its affiliates. Subject to adjustment for stock dividends, splits, and other similar transactions, a maximum of 1,430,000 shares of common stock of Parent may be subject to awards under the plan. The Board of Parent or a committee of the Board as may be designated to administer the plan selects the individuals that may participate in the plan, the amount of any grant and the terms and conditions of such grant (not otherwise specified in the plan), and has the authority to otherwise interpret and administer the plan. As of December 31, 2004, options in respect of 929,498 shares have been granted under the plan. Options may not be granted under the plan after June 21, 2014.

The term of stock options granted under the plan may not exceed ten years. Options granted under the plan will be exercisable at such time and upon such terms and conditions as may be determined by the Board or committee, but in no event will an option be exercisable more than ten years after the date of grant. If a "transaction" (as defined in the plan) occurs, the Board or committee may provide that outstanding options held by participants will become fully vested and exercisable upon the consummation of the transaction. In addition, the Board or committee may, in its discretion, cancel all options for payment of the excess of the "fair market value" (as defined in the plan) of the shares subject to the options over the aggregate exercise price of the options or provide for the issuance of substitute options or other awards that will preserve the economic terms of the options. Unless the Board or committee determines otherwise, the exercise of an option will be conditioned on the execution by the participant of a form of stockholders' agreement prepared by Parent.

The plan may be amended by the Board of Parent, but no amendment that would increase the number of shares reserved under the plan may be made without approval of the stockholders of Parent, and no amendment that would diminish the rights of a participant under a previously granted option may be made without the consent of the participant.

OPTION GRANTS IN 2004

Set forth below are individual grants of stock options for each named executive officer who received grants of stock options during 2004:

                                                                                                POTENTIAL REALIZED VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                              NUMBER OF       % OF TOTAL                                       OF STOCK PRICE APPRECIATION
                              SECURITIES    OPTIONS GRANTED     EXERCISE OR                          FOR OPTION TERM
                              UNDERLYING      TO EMPLOYEES      BASE PRICE      EXPIRATION     ---------------------------
         NAME                 OPTIONS (#)       IN 2004           ($/SH)           DATE         5% ($)          10% ($)
--------------------------    ----------    ---------------     -----------     ----------     --------       ------------
John R. Buchan                  105,926          100%              10.00          6/21/14       466,313         1,181,728
Bruno Le Sech                   105,926          100%              10.00          6/21/14       466,313         1,181,728
Warren A. Veltman               105,926          100%              10.00          6/21/14       466,313         1,181,728
Eduardo Renner de Castilho       26,481          100%              10.00          6/21/14       116,576           295,426

AGGREGATED OPTION EXERCISES IN 2004 AND OPTION VALUES AS OF DECEMBER 31, 2004

For each named executive officer, as of December 31, 2004, the following table provides:

- the total number of shares of Holdings stock received upon the exercise of options during 2004;

-     the value realized upon such exercises;

- the total number of shares of Holdings stock held by the named executive officers (exercisable and unexercisable) as of December 31, 2004; and

-     the value of all options that were in-the-money at December 31, 2004.

                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-
                                                                          OPTIONS AT                 THE-MONEY OPTIONS AT
                                   SHARES                            DECEMBER 31, 2004 (#)          DECEMBER 31, 2004 ($)
                                  ACQUIRED           VALUE       ----------------------------    ----------------------------
          NAME                 ON EXERCISE (#)    REALIZED ($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------------     ---------------    ------------   -----------    -------------    -----------    -------------
John R. Buchan                     31,299           236,637          --            105,926            --              --
Bruno Le Sech                      31,299           236,637          --            105,926            --              --
Warren A. Veltman                  62,163           842,963          --            105,926            --              --
Eduardo Renner de Castilho             --                --          --             26,481            --              --

EMPLOYMENT AGREEMENTS OF MESSRS. KENNEDY, VELTMAN, BUCHAN AND LE SECH

We have employment agreements with each of Messrs. Kennedy, Veltman, Buchan and Le Sech. The agreement for Mr. Kennedy expires on June 21, 2007, the agreement for Mr. Veltman expires on January 31, 2007 and the agreement for Mr. Buchan expires on January 20, 2007, in each case subject to automatic renewal for additional one-year periods unless either party provides 90-day notice of non-extension to the other prior to the end of the term. Mr. Le Sech's agreement is terminable upon three months notice. The employment agreements provide for base salaries which are currently $500,000 for Mr. Kennedy, $170,000 for Mr. Veltman, $185,000 for Mr. Buchan and (euro)180,000 ($223,344 converted at 1.2408 USD/euro) for Mr. Le Sech. The salary of Mr. Kennedy is subject to periodic review by Parent's board of directors for increase. Salaries are subject to annual adjustment at the discretion of our board of directors in the cases of Messrs. Veltman and Buchan and pursuant to our standard practices in the case of Mr. Le Sech. The employment agreements provide for performance based bonuses. Under Mr. Kennedy's employment agreement, his target performance bonus per year is 60% of his salary. Additionally, in order to compensate Mr. Buchan for the loss of supplemental retirement plan benefits earned by him at his previous employer, under Mr. Buchan's agreement, we must pay the premiums on a life insurance policy that will have a cash value of $111,000 at the end of the initial term of his agreement. If Mr. Kennedy is terminated by Parent without "cause" (as defined in the employment agreement), he is entitled to 1.5 times the sum of his base salary and target bonus, and a prorated portion of his target bonus in effect immediately prior to his termination based on the number of days employed during the calendar year in which the termination occurred. If either of Messrs. Veltman or Buchan is terminated by us without "cause" (as defined in the employment agreements), he is entitled to 18 months base salary and benefits continuation. If Mr. Le Sech is terminated without "cause" (as defined in the employment agreement), he is entitled to an amount equal to 24 months salary, calculated on the basis of the previous 12 months average base salary and bonus. If either of Messrs. Veltman or Buchan is involuntarily terminated within 180 days following a change of control (as defined in the employment agreement), he will be entitled to 24 months base salary with bonus and 12 months benefits continuation. Additionally, in the case of Mr. Kennedy, if

-     Parent materially breaches the employment agreement,

- assigns him duties or responsibilities inconsistent with his positions with us, Parent or Holdings,

- makes a change resulting in a material diminution of his responsibilities with us, Parent or Holdings,

- fails to provide employee benefits substantially comparable to those provided to him on June 21, 2004,

-     fails to require a successor to assume his employment agreement,

- we relocate Autocam's headquarters by more than 35 miles or relocate his place of employment to other than Autocam's headquarters, or

-     there is a reduction in his base salary or target bonus,

Mr. Kennedy can terminate his employment and be entitled to the same consideration as if he had been terminated without "cause." If Parent delivers a notice of non-extension of the term under the employment agreement, Mr. Kennedy can terminate his employment and be entitled to the sum of his base salary and target bonus, as well as a prorated portion of his target bonus in effect immediately prior to his termination based on the number of days employed during the calendar year in which the termination occurred. In the case of Messrs. Veltman and Buchan, if we materially breach the employment agreement or make a change resulting in a material diminution of the duties, authority or compensation of the affected individual, that individual can terminate his employment and be entitled to the same base salary and benefits as if he had been terminated without "cause." Mr. Kennedy's employment agreement provides that if any payment or benefit made pursuant to the employment agreement would be subject to the excise tax on golden parachute payments, then he will be entitled to a gross-up payment for the excise tax and any federal income tax deductions disallowed in connection with the gross-up payment. Each employment agreement includes a perpetual non-disclosure provision. Additionally, Mr. Kennedy's agreement contains a post-termination perpetual and mutual non-disparagement provision and non-competition and non-solicitation provisions that apply for a 2-year period following the termination of his employment, Messrs. Veltman and Buchan's agreements contain non-competition and non-solicitation provisions that apply for the severance period, and Mr. Le Sech's agreement contains a non-competition provision that applies for one year, renewable for a second year at our option.

EMPLOYMENT AGREEMENT OF MR. EDUARDO RENNER DE CASTILHO

Autocam do Brasil Usinagem Ltda entered into a services agreement with Lean Management Consultoria Empresarial S/C Ltda, dated January 1, 1998 (as amended and restated as of January 31, 2002). The agreement provides for the rendering of advisory services by Lean Management Consultoria Empresarial with respect to the operational management of Autocam do Brasil's industrial plants. The term of the agreement is indefinite and may be terminated by either party with 90 days' written notice. The partner in charge of the project on behalf of Lean Management Consultoria Empresarial is Mr. de Castilho. He receives $22,917 per month for his services. Lean Management Consultoria Empresarial is solely responsible for all labor and social security obligations relating to its employees. Lean Management Consultoria Empresarial is subject to a perpetual confidentiality provision with respect to all confidential information of Autocam do Brasil acquired during the course of its services.

SPLIT DOLLAR ARRANGEMENTS

We formerly had split dollar arrangements with Messrs. Veltman and Buchan. As described above, these split dollar arrangements were terminated as of September 17, 2004 and all amounts due from each of Messrs. Veltman and Buchan with respect to premiums paid by Autocam prior to the at date were forgiven. Autocam will continue to pay the premiums on all life insurance policies previously subject to the split dollar arrangements for Messrs. Veltman and Buchan until the termination of the executive's employment agreement. Autocam treated the amount of the debt forgiveness as a bonus to each of Messrs. Veltman and Buchan and paid the executive an additional bonus to substantially compensate him for the tax consequences of the debt forgiveness and the premium payments on the policies.

We also formerly had a comparable arrangement for Mr. Kennedy. Mr. Kennedy's split dollar arrangements were converted into interest bearing loans initially at an interest rate of 3.55%, and these interest bearing loans were forgiven immediately following the Merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Autocam is wholly-owned by Holdings. Holdings is wholly-owned by Parent. The following table sets forth information regarding the beneficial ownership of the shares of Parent, by (1) all stockholders known by us to beneficially own more than 5% (either individually or as a group of related entities) of its outstanding common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our executive officers and directors as a group. The address for each of GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004. The address for each of Transportation Resource Partners LP, TRP Autocam Holdings I, L.L.C., TRP Autocam Holdings II, L.L.C., TRP Autocam Holdings III, L.L.C., TRP Autocam Holdings IV, L.L.C. and TRP Autocam Holdings V, L.L.C., is 2555 Telegraph Road, Bloomfield Hills, Michigan 48302. The address for John C. Kennedy is 4436 Broadmoor Avenue, S.E., Kentwood, Michigan 49512. The address for Eduardo Renner de Castilho is rua guido de camargo pentendo sobrinho, 3055 - cep 13082-800, Campinas, Sao Paulo, Brazil.

                                                                          PERCENTAGE OF
                                                            NUMBER        COMMON STOCK
                    NAME                                   OF SHARES       OUTSTANDING
---------------------------------------------------        ---------      -------------
Transportation Resource Partners LP                        3,479,224          24.3%
GS Capital Partners 2000, L.P.                             3,175,408          22.1%
John C. Kennedy                                            2,800,000          19.5%
TRP Autocam Holdings I, L.L.C.                             1,200,000           8.4%
GS Capital Partners 2000 Offshore, L.P.                    1,153,821           8.0%
GS Capital Partners 2000 Employee Fund, L.P.               1,008,920           7.0%
TRP Autocam Holdings II, L.L.C.                              636,432           4.4%
Goldman Sachs Direct Investment 2000, L.P.                   279,126           1.9%
TRP Autocam Holdings IV, L.L.C.                              255,624           1.8%
GS Capital Partners 2000 GmbH & Co. Beteiligungs KG          132,725              *
TRP Autocam Holdings III, L.L.C.                             124,122              *
TRP Autocam Holdings V, L.L.C.                                54,598              *
Eduardo Renner de Castilho                                    40,000              *
All directors and officers as a group                      2,840,000          19.8%

-------------
* Represents less than 1% of common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AURORA CAPITAL

Prior to the Merger, Aurora Capital Partners was the largest voting stockholder of Holdings. Pursuant to a management agreement, Aurora Capital provided us with financial advisory and management consulting services. In consideration of such services, we paid Aurora Capital fees and expenses of approximately $0.6 million for 2002, $0.5 million for 2003 and $0.3 million for 2004.

GSCP 2000

GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own 40.1% of the common stock of Parent. Under the registration rights agreement, we agreed to file a "market-making" prospectus in order to allow Goldman, Sachs & Co. to engage in market-making activities for the notes after completion of the exchange offer. Goldman, Sachs & Co., an affiliate of GSCP 2000 and its related investment funds, acted as an initial purchaser in the offering of the notes. Goldman Sachs Credit Partners L.P., an affiliate of GSCP 2000 and its related investment funds, was the joint lead arranger, joint book runner, syndication agent and a lender under our senior credit facilities. In addition, Goldman, Sachs & Co. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

STOCKHOLDERS AGREEMENT

Parent entered into a stockholders agreement on June 21, 2004, with GSCP 2000, other private equity funds affiliated with GSCP 2000, TRP, other investment vehicles affiliated with TRP and Mr. Kennedy. See Item 10 of this report.

MANAGEMENT SERVICES AGREEMENT

We entered into a Management Services Agreement with Goldman, Sachs & Co., Transportation Resource Advisors, LLC, and Mr. Kennedy, on June 21, 2004. Under the management services agreement, we will pay these parties an annual aggregate fee of $0.6 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee will be shared by the parties as follows:
Goldman, Sachs & Co., 40.1%; Transportation Resource Advisors, LLC, 40.1%; and Mr. Kennedy, 19.5%. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services agreement. In consideration of such services, we paid these parties combined fees and expenses of approximately $0.3 million in 2004.

RENTAL EXPENSES

We lease a building in France 50% owned by Mr. Kennedy. The present term of the lease expires in July 2014. Annual rent is due in quarterly installments subject to annual increases based upon an index tied to France's national public construction costs. Rent expense recorded in connection with this lease agreement was $0.2 million for 2002, $0.6 million for 2003 and $0.7 million for 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees we paid to our principal accountant, Deloitte & Touche LLP ("D&T") for services rendered in 2003 and 2004:

                          2003          2004                                      NATURE OF SERVICES
                        --------      --------      --------------------------------------------------------------------------------
Audit fees              $264,237      $591,866
Audit-related fees        36,902        77,605      Business transaction due diligence; benefit plan audits billed to the registrant
Tax fees                 140,374       186,371      Tax return preparation and planning
All other fees            11,296         2,341      Miscellaneous consulting
                        --------      --------
                        $452,809      $858,183
                        ========      ========

Our Board of Directors pre-approves audit and non-audit services performed for us by D&T. Our Board of Directors has considered whether the provision of non-audit services by D&T to us is compatible with maintaining D&T's independence and has concluded that such services are compatible with D&T's role as our independent registered public accountant. D&T advised our Board of Directors that D&T was and continues to be independent with respect to us.

                                     Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

      1.    Consolidated Financial Statements

            See Index to Consolidated Financial Statements in Item 8 of this report.

      2.    Consolidated Financial Statement Schedules

            None.

      3. The following is a list of all the exhibits filed as part of this report or incorporated by reference as indicated.

NUMBER                               DESCRIPTION
------      -------------------------------------------------------------------
 2.1        The Agreement and Plan of Merger, dated as of May 1, 2004, by and among Titan Holdings, Inc., Micron Holdings, Inc. and Micron Merger
            Corporation (filed as Exhibit 2.1 to the Registration Statement on
            Form S-4 filed on September 23, 2004 (the "Form S-4") and
            incorporated herein by reference)

NUMBER                                DESCRIPTION
------      --------------------------------------------------------------------
 2.2        First Amendment, dated as of June 8, 2004, to Agreement and Plan of
            Merger, dated as of May 1, 2004, by and among Titan Holdings, Inc.,
            Micron Holdings, Inc. and Micron Merger Corporation (filed as
            Exhibit 2.2 to the Form S-4 and incorporated herein by reference)

 3.1        Restated Articles of Incorporation of Autocam Corporation (filed as
            Exhibit 3.1 to the Form S-4 and incorporated herein by reference)

 3.2 Bylaws of Autocam Corporation (as amended, September 9, 1991) (filed as Exhibit 3.2 to the Form S-4 and incorporated herein by reference)

 4.1        The Indenture, dated as of June 10, 2004, among Micron Notes
            Corporation and J.P. Morgan Trust Company, National Association relating to the 10.875% Senior Subordinated Notes due June 15, 2014
            (filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference)

 4.2        Supplemental Indenture, dated as of June 21, 2004, among Titan
            Holdings, Inc., Autocam-Pax, Inc., Autocam South Carolina, Inc.,
            Autocam Greenville, Inc., Autocam Acquisition, Inc., Autocam Laser
            Technologies, Inc., Autocam-Har, Inc., Autocam International Ltd.,
            Autocam International Sales Corporation, Autocam Europe B.V.,
            Autocam Corporation and J.P. Morgan Trust Company, National
            Association (filed as Exhibit 4.2 to the Form S-4 and incorporated herein by reference)

 4.3        The Registration Rights Agreement, dated as of June 10, 2004, among
            Micron Notes Corporation, Goldman, Sachs & Co. and Citigroup Global
            Markets Inc. (filed as Exhibit 4.3 to the Form S-4 and incorporated herein by reference)

 4.4        Joinder Agreement, dated June 21, 2004, among Titan Holdings, Inc.,
            Autocam-Pax, Inc., Autocam South Carolina, Inc., Autocam Greenville,
            Inc., Autocam Acquisition, Inc., Autocam Laser Technologies, Inc.,
            Autocam-Har, Inc., Autocam International Ltd., Autocam International
            Sales Corporation, Autocam Europe B.V., Goldman, Sachs & Co.,
            Citigroup Global Markets Inc., Micron Notes Corporation and Micron
            Holdings, Inc. (filed as Exhibit 4.4 to the Form S-4 and incorporated herein by reference)

 4.5 Assumption Agreement, dated June 21, 2004, among Autocam Corporation and J.P. Morgan Trust Company, National Association (filed as
            Exhibit 4.5 to the Form S-4 and incorporated herein by reference)

 4.6        Form of Initial Note and Form of Exchange Note (included within the
            Indenture filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference)

10.1        Stockholders Agreement dated as of June 21, 2004, among Micron
            Holdings, Inc., GS Capital Partners 2000, L.P., GS Capital Partners
            2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co.
            Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P.,
            Goldman Sachs Direct Investment Fund 2000, L.P., Transportation
            Resource Partners LP, TRP Autocam Holdings I, L.L.C., TRP Autocam
            Holdings II, L.L.C. and John C. Kennedy (filed as Exhibit 10.1 to the Form S-4 and incorporated herein by reference)

10.2        Credit and Guaranty Agreement, dated as of June 21, 2004, among
            Autocam Corporation, Autocam France, SARL, as Borrowers, Titan
            Holdings, Inc., and certain subsidiaries of Autocam Corporation, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and
            Citigroup Global Markets Inc. as Joint Lead Arrangers, Goldman Sachs
            Credit Partners L.P., as Syndication Agent, Citicorp North America,
            Inc., as General Administrative Agent and Collateral Agent, Citibank
            International PLC, as European Administrative Agent, and Bank One,
            NA, ING Capital, LLC and National City Bank as Documentation Agents
            (filed as Exhibit 10.2 to the Form S-4 and incorporated herein by reference)

10.3+       Supply Contract with Delphi, dated March 28, 2003, for Multec 2 Fuel
            Injection Components (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference)

10.4        Lease for Facility at 4070 E. Paris Avenue, S.E., dated April 11,
            2003 (filed as Exhibit 10.4 to the Form S-4 and incorporated herein by reference)

NUMBER                                   DESCRIPTION
------      --------------------------------------------------------------------
 10.5       Lease for Facility at 1511 George Brown Dr., dated April 11, 2003
            (filed as Exhibit 10.5 to the Form S-4 and incorporated herein by reference)

 10.6       Management Services Agreement, dated June 21, 2004, among Goldman,
            Sachs & Co., Transportation Resource Advisors, LLC and John C.
            Kennedy (filed as Exhibit 10.6 to the Form S-4 and incorporated herein by reference)

 10.7       The Management Rights Letter from Micron Holdings, Inc., Titan
            Holdings, Inc. and Autocam Corporation to GS Capital Partners 2000,
            L.P., dated as of June 21, 2004 (filed as Exhibit 10.7 to the Form
            S-4 and incorporated herein by reference)

 10.8       The Management Rights Letter from Micron Holdings, Inc., Titan
            Holdings, Inc. and Autocam Corporation to Transportation Resource
            Partners, LP, dated as of June 21, 2004 (filed as Exhibit 10.8 to the Form S-4 and incorporated herein by reference)

 10.9       The Management Rights Letter from Micron Holdings, Inc., Titan
            Holdings, Inc. and Autocam Corporation to GS Private Equity Partners
            2002 -- Direct Investment Fund, L.P., GS Private Equity Partners II
            -- Direct Investment Fund, L.P. and GS Private Equity Partners 1999
            -- Direct Investment Fund, L.P., dated as of June 21, 2004 (filed as
            Exhibit 10.9 to the Form S-4 and incorporated herein by reference)

10.10       Employment Agreement, dated June 21, 2004, by and between Micron
            Holdings, Inc., Autocam Corporation, Titan Holdings, Inc. and John
            C. Kennedy (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference)

10.11       Employment Agreement, dated February 1, 2002, by and between Autocam
            Corporation and Warren A. Veltman (filed as Exhibit 10.11 to the
            Form S-4 and incorporated herein by reference)

10.12       First Amendment to Employment Agreement by and between Autocam
            Corporation and Warren A. Veltman, dated September 17, 2004 (filed as Exhibit 10.12 to the Form S-4 and incorporated herein by reference)

10.13       Employment Agreement, dated January 21, 2002, by and between Autocam
            Corporation and John R. Buchan (filed as Exhibit 10.13 to the Form
            S-4 and incorporated herein by reference)

10.14       First Amendment to Employment Agreement by and between Autocam
            Corporation and John R. Buchan, dated September 17, 2004 (filed as
            Exhibit 10.14 to the Form S-4 and incorporated herein by reference)

10.15       Employment Agreement, dated April 30, 2002, by and between Autocam
            France, SARL and Bruno Le Sech (filed as Exhibit 10.15 to the Form
            S-4 and incorporated herein by reference)

10.16       Amendment to the Employment Agreement by and between Autocam France,
            SARL and Bruno Le Sech, dated June 4, 2002 (filed as Exhibit 10.16 to the Form S-4 and incorporated herein by reference)

10.17       Services Agreement by and between Autocam Do Brazil and Lean
            Management Consultoria Empresarial S/C Ltda, dated January 1, 1998
            (filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference)

10.18       First Amendment to Services Agreement by and between Autocam Do
            Brasil Usinagem Ltda and Lean Management Consultoria Empresarial S/C
            Ltda, dated January 1, 2000 (filed as Exhibit 10.18 to the Form S-4 and incorporated herein by reference)

10.19       Second Amendment to Services Agreement by and between Autocam Do
            Brasil Usinagem Ltda and Lean Management Consultoria Empresarial S/C
            Ltda, dated January 31, 2002 (filed as Exhibit 10.19 to the Form S-4 and incorporated herein by reference)

10.20       Employment Agreement, dated February 1, 2002, by and between Autocam
            Corporation and Thomas K. O'Mara (filed as Exhibit 10.20 to the Form
            S-4 and incorporated herein by reference)

NUMBER                                   DESCRIPTION
------      --------------------------------------------------------------------
10.21       Amendment to Employment Agreement by and between Autocam Corporation and Thomas K. O'Mara, dated September 17, 2004 (filed as Exhibit
            10.21 to the Form S-4 and incorporated herein by reference)

10.22 Micron Holdings, Inc. 2004 Stock Option Plan (filed as Exhibit 10.22 to the Form S-4 and incorporated herein by reference)

10.23       Form of Micron Holdings, Inc. Nonqualified Stock Option Agreement
            (Time-vesting) (filed as Exhibit 10.23 to the Form S-4 and incorporated herein by reference)

10.24       Form of Micron Holdings, Inc. Nonqualified Stock Option Agreement
            (Performance-vesting) (filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference)

10.25       Termination of Split Dollar Life Insurance Agreement, dated
            September 17, 2004, by and between Autocam Corporation and Warren A.
            Veltman (filed as Exhibit 10.25 to the Form S-4 and incorporated herein by reference)

10.26       Termination of Split Dollar Life Insurance Agreement, dated
            September 17, 2004, by and between Autocam Corporation and John R.
            Buchan (filed as Exhibit 10.26 to the Form S-4 and incorporated herein by reference)

10.27       Termination of Split Dollar Life Insurance Agreement, dated
            September 17, 2004, by and between Autocam Corporation and Thomas K.
            O'Mara (filed as Exhibit 10.27 to the Form S-4 and incorporated herein by reference)

21.1*       List of Subsidiaries of the Registrant

23.1*       Consent of Deloitte & Touche LLP

31.1* Certification of John C. Kennedy, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Warren A. Veltman, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of John C. Kennedy, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of Warren A. Veltman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

----------
+ Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Autocam Corporation

                                                         By: /s/ John C. Kennedy
                                                             -------------------
                                                                 John C. Kennedy
                                                                 President

Date: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                 Title                               Date
-------------------------      -------------------------------------------     --------------
   /s/ John C. Kennedy         President and Director (Principal Executive     March 18, 2005
-------------------------      Officer)
     John C. Kennedy

  /s/ Warren A. Veltman        Chief Financial Officer, Treasurer and          March 18, 2005
-------------------------      Secretary (Principal Financial Officer)
   Warrren A. Veltman

  /s/ Richard J. Peters        Director                                        March 18, 2005
-------------------------
    Richard J. Peters

    /s/ Adrian Jones           Director                                        March 18, 2005
-------------------------
      Adrian Jones

   /s/ James A. Hislop         Director                                        March 18, 2005
-------------------------
     James A. Hislop

      /s/ Jack Daly            Director                                        March 18, 2005
-------------------------
        Jack Daly

/s/ Richard J. Lacks, Jr.      Director                                        March 18, 2005
-------------------------
  Richard J. Lacks, Jr.

   /s/ Tsutomu Yoshida         Director                                        March 18, 2005
-------------------------
     Tsutomu Yoshida

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Registrant has not sent an annual report or proxy materials to its security holders during the last fiscal year. The Registrant does not currently intend to send an annual report or proxy materials to security holders subsequent to this filing.

                                  EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
-------     --------------------------------------------------------------------
21.1        List of Subsidiaries of the Registrant

23.1        Consent of Deloitte & Touche LLP

31.1 Certification of John C. Kennedy, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Warren A. Veltman, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of John C. Kennedy, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Warren A. Veltman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002