Form 10-Q
period 2005-03-31
AUTOCAM CORP/MI
filed 2005-05-13
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From__________ to__________

--------------------------------------------------------------------------------

                        COMMISSION FILE NUMBER 333-119215

                               AUTOCAM CORPORATION

--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Michigan                                  38-2790152
-----------------------------------   ------------------------------------------
  (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

        4436 Broadmoor Avenue Southeast
               Kentwood, Michigan                            49512
    ---------------------------------------        --------------------------
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

                      YES [ ]         NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at May 12, 2005
    --------------------------------        --------------------------------
      COMMON STOCK, $.01 PAR VALUE                     100 SHARES

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005        1

           Consolidated Statements of Operations and Comprehensive Income (Loss)
           for the Three Months Ended March 31, 2004 and 2005                            2

           Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2004 and 2005                                                       3

           Notes to Consolidated Financial Statements                                    4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                        14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   20

Item 4.    Disclosure Controls and Procedures                                           20

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                            21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                  21

Item 3.    Defaults Upon Senior Securities                                              21

Item 4.    Submission of Matters to a Vote of Security Holders                          21

Item 5.    Other Information                                                            21

Item 6.    Exhibits                                                                     21

Signatures                                                                              22

Exhibit 31.1 - CEO Certification

Exhibit 31.2 - CFO Certification

Exhibit 32.1 - CEO Certification

Exhibit 32.2 - CFO Certification

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       DECEMBER 31,          MARCH 31,
                                                                                           2004                2005
                                                                                       ------------        ------------
                                                                                                  (successor)
            Amounts in thousands, except share information                             --------------------------------
Assets
Current assets:
Cash and equivalents                                                                   $      2,117        $        770
Accounts receivable, net of allowances of $618 and $808, respectively                        58,360              62,642
Inventories                                                                                  36,947              37,780
Prepaid expenses and other current assets                                                     3,485               3,244
                                                                                       ------------        ------------
Total current assets                                                                        100,909             104,436

Property, plant and equipment, net                                                          177,285             170,804
Goodwill                                                                                    268,039             261,133
Other long-term assets                                                                       23,199              23,734
                                                                                       ------------        ------------

Total Assets                                                                           $    569,432        $    560,107
                                                                                       ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                                            $     12,942        $     11,449
Accounts payable                                                                             46,688              39,207
Accrued liabilities                                                                          20,561              22,931
                                                                                       ------------        ------------
Total current liabilities                                                                    80,191              73,587
                                                                                       ------------        ------------

Long-term obligations, net of current maturities                                            275,839             281,481
Deferred taxes and other                                                                     48,042              46,695

Shareholders' equity:
Common stock - $.01 par value; 100 shares authorized, issued and outstanding as of December 31, 2004 and March 31, 2005
Additional paid-in capital                                                                  145,112             145,112
Accumulated other comprehensive income                                                       19,694              12,357
Retained earnings                                                                               554                 875
                                                                                       ------------        ------------

Total shareholders' equity                                                                  165,360             158,344
                                                                                       ------------        ------------

Total Liabilities and Shareholders' Equity                                             $    569,432        $    560,107
                                                                                       ============        ============

See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------------
                                                        2004                 2005
                                                    -------------         -----------
              Amounts in thousands                  (predecessor)         (successor)
Sales                                               $      92,856         $    88,787
Cost of sales                                              76,615              76,493
                                                    -------------         -----------
Gross profit                                               16,241              12,294
Selling, general and administrative expenses                5,078               5,450
                                                    -------------         -----------
Income from operations                                     11,163               6,844
Interest expense, net                                       1,989               6,015
Other expenses, net                                           927                 756
                                                    -------------         -----------
Income before tax provision                                 8,247                  73
Tax provision                                               3,382                (249)
                                                    -------------         -----------
Net Income                                          $       4,865         $       322
                                                    =============         ===========

Statements of Comprehensive Income (Loss):
Net income                                          $       4,865         $       322
Other comprehensive income (loss):
Foreign currency translation adjustments                     (687)             (7,337)
Amortization of interest rate agreements                       68
                                                    -------------         -----------
Comprehensive Income (Loss)                         $       4,246         ($    7,015)
                                                    =============         ===========

See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------
                                                                   2004                 2005
                                                               -------------         -----------
                Amounts in thousands                           (predecessor)         (successor)
Net cash provided by (used in) operating activities            $       8,006         ($    3,554)

Cash flows from investing activities:
Expenditures for property, plant and equipment                        (5,861)             (4,853)
Equipment deposits to be refunded                                     (2,806)             (1,537)
Other                                                                    (15)                 28
                                                               -------------         -----------
Net cash used in investing activities                                 (8,682)             (6,362)
                                                               -------------         -----------

Cash flows from financing activities:
Borrowings on lines of credit, net                                    19,405              10,651
Principal payments of long-term obligations                          (19,580)             (2,059)
Other                                                                  1,068                (106)
                                                               -------------         -----------
Net cash provided by financing activities                                893               8,486
                                                               -------------         -----------

Effect of exchange rate changes on cash and equivalents                   21                  83
                                                               -------------         -----------
Increase (decrease) in cash and equivalents                              238              (1,347)
Cash and equivalents at beginning of period                            1,075               2,117
                                                               -------------         -----------
Cash and Equivalents at End of Period                          $       1,313         $       770
                                                               =============         ===========

See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements (the "Financial Statements") include the accounts of Titan Holdings, Inc. ("Titan") and its subsidiaries (together, the "Company"), which includes Autocam Corporation ("Autocam"), a wholly-owned subsidiary. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. All currency amounts within these footnotes are expressed in thousands of U.S. dollars unless otherwise noted.

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with GAAP.

On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Micron Holdings, Inc. ("Micron"), merged with and into Titan with Titan continuing as the surviving corporation (the "Merger"). As a result, Titan became a wholly-owned subsidiary of Micron. The total amount of consideration paid in the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Titan, payments to common shareholders of Titan and the payment of transaction costs incurred by Titan, was $395,000. The Merger was financed with the net proceeds from the issuance of $140,000 of senior subordinated notes of the Company, which are guaranteed by Titan (the "Notes"), borrowings under the Company's senior credit facilities of $114,000 and combined common equity contributions of $143,400 by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain of the Company's management.

Successor periods - Represents the consolidated financial position and consolidated results of operations and cash flows of the Company reflecting the basis of accounting after application of purchase accounting for the Merger.

Predecessor periods - Represents the consolidated financial position and results of operations and cash flows of the Company reflecting the historical basis of accounting without any application of purchase accounting for the Merger.

Stock-based compensation -- The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of the grant. Had stock-based employee compensation cost of the Company's stock option plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, the Company's net income would have changed to the pro forma amounts indicated below:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------
                                                                   2004                 2005
                                                               -------------         -----------
                                                               (predecessor)         (successor)
As reported                                                    $       4,865         $       322
Compensation expense, net of related tax effects                        (140)               (154)
                                                               -------------         -----------
Pro forma                                                      $       4,725         $       168
                                                               =============         ===========

The fair value approach was used to value all option grants, with the following weighted-average assumptions: risk-free interest rate, 4%-4.51%; and expected life of options, 10 years.

Pension Plans -- The Company sponsors defined benefit pension plans for substantially all employees of its French subsidiaries. Set forth below are the components of net periodic benefit cost for the plans of the Company's French subsidiaries, Frank & Pignard, SA, ("F&P") and Bouverat Industries, SA ("Bouverat"):

                                                       THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------
                                                 2004                              2005
                                      ---------------------------       ----------------------------
                                      F&P PLAN      BOUVERAT PLAN       F&P PLAN       BOUVERAT PLAN
                                      --------      -------------       --------       -------------
Service and interest costs            $     37         $     29         $     38          $     30
Expected return on plan assets                               (8)                                (8)
                                      --------         --------         --------          --------
Net periodic benefit cost             $     37         $     21         $     38          $     22
                                      ========         ========         ========          ========

2. BUSINESS COMBINATION

The Merger was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $249,371, allocated among the Company's operating segments as follows: North America - $116,227, Europe - $124,486 and South America - $8,658. The results of operations and cash flows of Titan (as predecessor company) have been reported during the three months ended March 31, 2004.

Set forth below is unaudited pro forma statement of operations information for the three months ended March 31, 2004, which is based upon the historical Consolidated Statements of Operations of the Company after giving effect to the Merger as if such transaction had occurred at the beginning of such period. These pro forma results are based upon assumptions considered appropriate by Company management and include adjustments as considered necessary in the circumstances. Such adjustments include interest expense that would have been incurred to finance the purchase, depreciation expense based on the fair market value of the property and equipment acquired and the corresponding tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the Merger taken place at the beginning of such period or which may be reported in the future.

Sales                                 $  92,856
Net income                                3,299

Effective November 1, 2004, F&P acquired the stock of ATI, S.A.S., for $1,681 in cash and the assumption of $6,065 in debt, primarily consisting of capital lease obligations. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $1,086.

3. INVENTORIES

Set forth below are the components of Inventories:

                                     DECEMBER 31,            MARCH 31,
                                         2004                  2005
                                     ------------            ---------
Raw materials                        $     11,030            $  11,884
Production supplies                         7,188                6,728
Work in-process                            12,979               12,732
Finished goods                              5,750                6,436
                                     ------------            ---------
Total Inventories                    $     36,947            $  37,780
                                     ============            =========

4. PROPERTY, PLANT AND EQUIPMENT, NET

Set forth below are the components of Property, Plant and Equipment, Net:

                                                    DECEMBER 31,             MARCH 31,
                                                        2004                   2005
                                                    ------------             ---------
Buildings and land                                  $     10,838             $  10,844
Machinery and equipment                                  161,407               158,636
Furniture and fixtures                                    11,041                10,940
                                                    ------------             ---------
Total                                                    183,286               180,420
Accumulated depreciation                                  (6,001)               (9,616)
                                                    ------------             ---------
Total Property, Plant and Equipment, Net            $    177,285             $ 170,804
                                                    ============             =========

5. LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations (percentages represent interest rates as of March 31, 2005):

                                                                            DECEMBER 31,           MARCH 31,
                                                                                2004                 2005
                                                                            ------------           ---------
Senior Credit Facilities:
 USD term note, 6.125%                                                      $     32,835           $  32,753
 Eurocurrency term note, 5.144%                                                   83,269              78,236
 Multi-currency revolving line of credit, 6.125%-7.75%                            18,000              21,000
 Eurocurrency revolving line of credit, 5.105%                                                         6,482
                                                                            ------------           ---------
Total senior credit facilities                                                   134,104             138,471

Senior subordinated notes, 10.875%, net of original issue discount               137,043             137,121
Capital leases, from 2.14% to 19.62%                                              12,659              11,283
Other                                                                              4,975               6,055
                                                                            ------------           ---------
Total long-term obligations                                                      288,781             292,930
Current portion                                                                  (12,942)            (11,449)
                                                                            ------------           ---------
Long-term portion                                                           $    275,839           $ 281,481
                                                                            ============           =========

On April 25, 2005, effective March 31, 2005, the Company and its wholly owned subsidiary Autocam France, SARL entered into an amendment to its senior credit facilities agreement (the "Amendment"). Pursuant to the Amendment, among other things, the financial covenants related to interest coverage and leverage ratios (each as defined in the senior credit facilities agreement) were amended to make them less restrictive, a new senior leverage ratio (as defined in the Amendment) was established, the principal amortization on the Eurocurrency term note provided under the senior credit facilities agreement was restructured and the interest rate margins applicable to the loans provided under the senior credit facilities agreement were increased.

In connection with the Merger, Titan and certain, but not all, of the subsidiaries of Autocam fully and unconditionally guaranteed the Notes. The following table sets forth the guarantor and non-guarantor subsidiaries of Autocam with respect to the Notes:

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

Information regarding the guarantors and non-guarantors are as follows:

                                                 TITAN
     COMBINING STATEMENT OF OPERATIONS          (PARENT                       SUBSIDIARIES
     THREE MONTHS ENDED MARCH 31, 2004          COMPANY                --------------------------
               (predecessor)                     ONLY)      AUTOCAM    GUARANTOR    NON-GUARANTOR     ELIMINATIONS     COMBINED
--------------------------------------------    -------     -------    ---------    -------------     ------------     --------
Sales                                                       $32,444    $   5,489    $      56,626     ($     1,703)    $ 92,856
Cost of sales                                                27,427        3,824           47,067           (1,703)      76,615
                                                            -------    ---------    -------------                      --------
Gross profit                                                  5,017        1,665            9,559                        16,241
Selling, general and administrative expenses                  1,895          295            2,888                         5,078
                                                            -------    ---------    -------------                      --------
Income from operations                                        3,122        1,370            6,671                        11,163
Interest expense, net                                           389          145            1,455                         1,989
Other expense, net                              $     9         375                           543                           927
                                                -------     -------    ---------    -------------                      --------
Income (loss) before tax provision                   (9)      2,358        1,225            4,673                         8,247
Tax provision                                        (3)        801          418            2,166                         3,382
                                                -------     -------    ---------    -------------                      --------
Net Income (Loss)                               ($    6)    $ 1,557    $     807    $       2,507                      $  4,865
                                                =======     =======    =========    =============                      ========

                                                 TITAN
     COMBINING STATEMENT OF OPERATIONS          (PARENT                        SUBSIDIARIES
     THREE MONTHS ENDED MARCH 31, 2005          COMPANY                 ---------------------------
                (successor)                      ONLY)      AUTOCAM     GUARANTOR     NON-GUARANTOR    ELIMINATIONS     COMBINED
--------------------------------------------    -------     -------     ---------     -------------    ------------     --------
Sales                                                       $ 32,559    $   5,322     $      53,658    ($     2,752)    $ 88,787
Cost of sales                                                 27,796        3,704            47,745          (2,752)      76,493
                                                            --------    ---------     -------------                     --------
Gross profit                                                   4,763        1,618             5,913                       12,294
Selling, general and administrative expenses                   1,870          343             3,237                        5,450
                                                            --------    ---------     -------------                     --------
Income from operations                                         2,893        1,275             2,676                        6,844
Interest expense, net                                          4,064          180             1,771                        6,015
Other expense, net                              $    59          375                            322                          756
                                                -------     --------    ---------     -------------                     --------
Income (loss) before tax provision                  (59)      (1,546)       1,095               583                           73
Tax provision                                                   (547)         376               (78)                        (249)
                                                -------     --------    ---------     -------------                     --------
Net Income (Loss)                               ($   59)    ($   999)   $     719     $         661                     $    322
                                                =======     ========    =========     =============                     ========

          CONDENSED COMBINING STATEMENT                TITAN
                 OF CASH FLOWS                        (PARENT                   SUBSIDIARIES
        THREE MONTHS ENDED MARCH 31, 2004             COMPANY             -------------------------
                  (predecessor)                        ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------------------------   -------   -------   ---------   -------------   --------
Net cash provided by (used in) operating activities       ($6)  $   843   $     196   $       6,973   $  8,006
Expenditures for property, plant and equipment                   (1,805)       (193)         (3,863)    (5,861)
Equipment deposits to be refunded                                (1,733)                     (1,073)    (2,806)
Borrowings on lines of credit, net                                4,000                      15,405     19,405
Principal payments of long-term obligations                      (1,045)                    (18,535)   (19,580)
Other                                                       6       (97)         (1)          1,166      1,074
                                                                -------   ---------   -------------   --------
Net increase in cash and equivalents                                163           2              73        238
Cash and equivalents at beginning of period                         750           2             323      1,075
                                                                -------   ---------   -------------   --------
Cash and Equivalents at End of Period                           $   913   $       4   $         396   $  1,313
                                                                =======   =========   =============   ========

          CONDENSED COMBINING STATEMENT                TITAN
                 OF CASH FLOWS                        (PARENT                   SUBSIDIARIES
        THREE MONTHS ENDED MARCH 31, 2005             COMPANY             -------------------------
                   (successor)                         ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------------------------   -------  --------   ---------   -------------   --------
Net cash provided by (used in) operating activities      ($59) ($   782)    $  75     ($      2,788)  ($ 3,554)
Expenditures for property, plant and equipment                   (1,349)      (74)           (3,430)    (4,853)
Borrowings on lines of credit, net                                3,000                       7,651     10,651
Principal payments of long-term obligations                         (82)                     (1,977)    (2,059)
Other                                                      59    (1,126)                       (465)    (1,532)
                                                               --------     -----     -------------   --------
Net increase (decrease) in cash and equivalents                    (339)        1            (1,009)    (1,347)
Cash and equivalents at beginning of period                       1,089         2             1,026      2,117
                                                               --------     -----     -------------   --------
Cash and Equivalents at End of Period                           $   750     $   3      $         17    $   770
                                                               ========     =====     =============   ========

                                                         TITAN
        CONDENSED COMBINING BALANCE SHEET               (PARENT                      SUBSIDIARIES
               DECEMBER 31, 2004                        COMPANY                -------------------------
                  (successor)                            ONLY)      AUTOCAM    GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
----------------------------------------------------   ---------   ---------   ---------   -------------   ------------   --------
Assets
Current assets:
Cash and equivalents                                               $   1,087   $       2     $   1,028                    $  2,117
Accounts receivable, net                                              20,329       1,700        37,202        ($ 871)       58,360
Inventories                                                           10,314       1,501        25,132                      36,947
Prepaid expenses and other current assets                              1,148          78         2,259                       3,485
                                                                   ---------   ---------     ---------        ------      --------
Total current assets                                                  32,878       3,281        65,621          (871)      100,909

Property, plant and equipment, net                                    29,772       5,637       141,457           419       177,285
Goodwill                                               $ 116,399           3                   151,637                     268,039
Intercompany receivables (payables)                                   31,102      (4,142)      (26,847)         (113)
Investment in subsidiaries                                28,661      99,034      (3,458)     (123,815)         (422)
Other long-term assets                                                18,120          50         5,029                      23,199
                                                       ---------   ---------   ---------     ---------        ------      --------
Total Assets                                           $ 145,060   $ 210,909   $   1,368     $ 213,082        ($ 987)     $569,432
                                                       =========   =========   =========     =========        ======      ========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                        $     330                 $  12,612                    $ 12,942
Accounts payable                                                       9,232   $     184        38,256        ($ 984)       46,688
Accrued liabilities                                         ($34)      4,005         369        16,224            (3)       20,561
                                                       ---------   ---------   ---------     ---------        ------      --------
Total current liabilities                                    (34)     13,567         553        67,092          (987)       80,191
                                                       ---------   ---------   ---------     ---------        ------      --------

Long-term obligations, net of current maturities                     187,548                    88,291                     275,839
Deferred taxes and other                                              11,097                    36,945                      48,042

Shareholders' equity (deficit):
Capital stock                                            145,112                                                           145,112
Accumulated other comprehensive income                                 2,483                    17,211                      19,694
Retained earnings (accumulated deficit)                      (18)     (3,786)        815         3,543                         554
                                                       ---------   ---------   ---------     ---------                    --------
Total shareholders' equity (deficit)                     145,094      (1,303)        815        20,754                     165,360
                                                       ---------   ---------   ---------     ---------        ------      --------

Total Liabilities and Shareholders' Equity (Deficit)   $ 145,060   $ 210,909   $   1,368     $ 213,082        ($ 987)     $569,432
                                                       =========   =========   =========     =========        ======      ========

                                                         TITAN
         CONDENSED COMBINING BALANCE SHEET              (PARENT                      SUBSIDIARIES
                  MARCH 31, 2005                        COMPANY                -------------------------
                   (successor)                           ONLY)      AUTOCAM    GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
----------------------------------------------------   ---------   ---------   ---------   -------------   ------------   --------
Assets
Current assets:
Cash and equivalents                                               $     747    $     4      $      19                    $    770
Accounts receivable, net                                              22,569      2,260         38,684       ($   871)      62,642
Inventories                                                           10,904      1,573         25,303                      37,780
Prepaid expenses and other current assets                              1,303        118          1,823                       3,244
                                                                   ---------    -------      ---------       --------     --------
Total current assets                                                  35,523      3,955         65,829           (871)     104,436

Property, plant and equipment, net                                    30,201      5,608        134,195            800      170,804
Goodwill                                               $ 116,400          20                   144,713                     261,133
Intercompany receivables (payables)                        1,939      28,623     (4,000)       (25,841)          (721)
Investment in subsidiaries                                26,720     100,975     (3,458)      (123,815)          (422)
Other long-term assets                                                19,097         40          4,597                      23,734
                                                       ---------   ---------    -------      ---------       --------     --------
Total Assets                                           $ 145,059   $ 214,439    $ 2,145      $ 199,678       ($ 1,214)    $560,107
                                                       =========   =========    =======      =========       ========     ========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                        $     330                 $  11,119                    $ 11,449
Accounts payable                                                       9,266    $   262         30,893       ($ 1,214)      39,207
Accrued liabilities                                    $      25       6,649        349         15,908                      22,931
                                                       ---------   ---------    -------      ---------       --------     --------
Total current liabilities                                     25      16,245        611         57,920         (1,214)      73,587
                                                       ---------   ---------    -------      ---------       --------     --------

Long-term obligations, net of current maturities                     190,544                    90,937                     281,481
Deferred taxes and other                                              11,029                    35,666                      46,695

Shareholders' equity (deficit):
Capital stock                                            145,112                                                           145,112
Accumulated other comprehensive income                                 1,408                    10,949                      12,357
Retained earnings (accumulated deficit)                      (78)     (4,787)     1,534          4,206                         875
                                                       ---------   ---------    -------      ---------                    --------
Total shareholders' equity (deficit)                     145,034      (3,379)     1,534         15,155                     158,344
                                                       ---------   ---------    -------      ---------       --------     --------
Total Liabilities and Shareholders' Equity (Deficit)   $ 145,059   $ 214,439    $ 2,145      $ 199,678       ($ 1,214)    $560,107
                                                       =========   =========    =======      =========       ========     ========

6. BUSINESS SEGMENT INFORMATION

The Company has three operating segments: North America, Europe and South America. The North American segment provides precision-machined components primarily to the transportation and medical devices industries, while the European and South American segments provide precision-machined components primarily to the transportation industry. The Company has a small operation in China that is grouped with its European operations for business segmentation purposes. The Company has assigned specific business units to a segment based principally on their geographical location. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets. Set forth below is business segment information for the three months ended March 31, 2004 and 2005 and as of December 31, 2004 and March 31, 2005:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ---------------------------
                                                                                2004          2005
                                                                           -------------   -----------
                                                                           (predecessor)   (successor)
Sales to Unaffiliated Customers from Company Facilities Located in:
North America                                                                $  37,830      $  37,502
Europe                                                                          51,179         44,098
South America                                                                    3,847          7,187
                                                                             ---------      ---------
Total                                                                        $  92,856      $  88,787
                                                                             =========      =========

Net Income (Loss) of Company Facilities Located in:
North America                                                                $   2,358     ($     339)
Europe                                                                           2,129           (158)
South America                                                                      378            819
                                                                             ---------      ---------
Total                                                                        $   4,865      $     322
                                                                             =========      =========
Depreciation and Amortization on Assets Located in:
North America                                                                $   2,211      $   1,181
Europe                                                                           3,133          2,881
South America                                                                      265            266
                                                                             ---------      ---------
Total                                                                        $   5,609      $   4,328
                                                                             =========      =========
Net Interest Expense of Company Facilities Located in:
North America                                                                $     534      $   4,244
Europe                                                                           1,345          1,628
South America                                                                      110            143
                                                                             ---------      ---------
Total                                                                        $   1,989      $   6,015
                                                                             =========      =========
Tax Provision of Company Facilities Located in:
North America                                                                $   1,216     ($     171)
Europe                                                                           2,052           (505)
South America                                                                      114            427
                                                                             ---------     ----------
Total                                                                        $   3,382     ($     249)
                                                                             =========     ==========
Expenditures for Property, Plant and Equipment of Facilities Located in:
North America                                                                $   1,998      $   1,423
Europe                                                                           2,988          2,468
South America                                                                      875            962
                                                                             ---------     ----------
Total                                                                        $   5,861      $   4,853
                                                                             =========     ==========

                                                                           DECEMBER 31,     MARCH 31,
                                                                               2004           2005
                                                                           ------------     ---------
                                                                                    (successor)
                                                                           --------------------------
Total Assets of Company Facilities Located in:
North America                                                                $ 205,690      $ 210,775
Europe                                                                         332,279        316,812
South America                                                                   31,463         32,520
                                                                             ---------      ---------
Total                                                                        $ 569,432      $ 560,107
                                                                             =========      =========

7. SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income to net cash provided by (used in) operating activities:

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ---------------------------
                                                                    2004           2005
                                                                -------------   -----------
                                                                (predecessor)   (successor)
Net income                                                        $  4,865        $   322
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                                       5,609          4,328
 Deferred taxes                                                        200            319
 Realized gains and losses and other, net                              334            185
 Changes in assets and liabilities that provided (used) cash:
  Accounts receivable                                               (6,745)        (6,499)
  Inventories                                                       (1,002)        (1,957)
  Prepaid expenses and other current assets                           (511)           170
  Other long-term assets                                                27            (62)
  Accounts payable                                                  (4,455)        (3,731)
  Accrued liabilities                                                9,895          3,298
  Deferred taxes and other                                            (211)            73
                                                                  --------       --------
Net Cash Provided by (Used in) Operating Activities               $  8,006       ($ 3,554)
                                                                  ========       ========

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

Our business and results of operations during the first quarter of 2005 as compared to the same period in 2004 were affected by the following significant events:

- On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Micron, merged with and into Titan with Titan continuing as the surviving corporation (the "Merger"). As a result, Titan became a wholly-owned subsidiary of Micron. The total amount of consideration paid in the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Titan, payments to common shareholders of Titan and the payment of transaction costs incurred by Titan, was $395.0 million. The Merger was financed with the net proceeds from the issuance of $140.0 million of senior subordinated notes issued by us and guaranteed by Titan (the "Notes"), borrowings under senior credit facilities of $114.0 million and combined common equity contributions of $143.4 million by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain of our management.

- Effective November 1, 2004, our wholly-owned subsidiary, Frank & Pignard, SA, acquired the stock of ATI, S.A.S. ("ATI"), for $1,681 in cash and the assumption of $6,065 in debt, primarily consisting of capital lease obligations. The acquisition was completed primarily for the purpose of eliminating costly outside processing of certain electric motor components.

- Our business is directly impacted by light vehicle production levels, primarily in North America and Western Europe. We are also impacted by the relative North American market shares of the traditional Big Three automakers, DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation. Material changes in either of these factors can have a material impact on our sales and profit levels. Market shares of the traditional Big Three have been declining over the past several years.

- A significant portion of our sales and profits resulted from transactions denominated in euros. Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to the euro in the first quarter of 2005 relative to the same period in the prior year positively impacted our reported results. The following table sets forth, for the periods indicated, the period end and period average exchange rates used in translating the financial statements (expressed as USD per one euro):

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                  DECEMBER 31,     ------------------
                                     2004          2004        2005
                                 ------------     ------      ------
      Average (1)                                 1.2487      1.3114
      End of Period                 1.3621                    1.2964

      ------------------

      (1) The average rate represents the average of all monthly average exchange rates within the respective periods weighted by reported sales denominated in euros.

- We are routinely exposed to pressure by our customers to offer unit price reductions, which is typical of our industry. Through continuous improvement and increased efficiencies in our manufacturing and administrative processes we have maintained margins over time in spite of these constant pressures.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statements of Operations expressed as a percentage of sales:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
                                                      2004 (1)  2005 (2)
                                                      --------  --------
Sales                                                   100.0%   100.0%
Cost of sales                                            82.5%    86.2%
                                                        -----    -----
Gross profit                                             17.5%    13.8%
Selling, general and administrative expenses              5.5%     6.1%
                                                        -----    -----
Income from operations                                   12.0%     7.7%
Interest expense, net                                     2.1%     6.8%
Other expenses, net                                       1.0%     0.9%
                                                        -----    -----
Income before tax provision                               8.9%     0.0%
Tax provision                                             3.6%    -0.3%
                                                        -----    -----
Net Income                                                5.3%     0.3%
                                                        =====    =====


------------------

(1) Represents the consolidated results of operations of the Company reflecting the historical basis of accounting without any application of purchase accounting for the Merger.

(2) Represents the consolidated results of operations of the Company reflecting the basis of accounting after the application of purchase accounting for the Merger.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Sales

Sales decreased $4.1 million, or 4.4%, to $88.8 million for the three months ended March 31, 2005 ("the 2005 period") from $92.9 million for the three months ended March 31, 2004 ("the 2004 period"). On a constant currency basis, sales decreased $7.1 million principally attributable to the following factors:

-     Factors resulting in a decrease in Sales:

      1. Our European operations were desourced on programs for power steering, electric motor and fuel systems components resulting in a reduction in sales to these customers of $6.0 million when comparing the 2005 period to the 2004 period;

      2. Lower sales to a North American fuel systems customer and a European electric motor customer whose primary customers lost market share and produced less vehicles in the 2005 period as compared to the 2004 period;

      3. Lower sales to a North American fuel systems customer as the 2004 period reflected volumes higher than those reported in the 2005 period as we transitioned from prototype to production volumes on a new product line during a period where premium pricing was charged to the customer;

      4. Lower sales to a European fuel systems customer as production on the current injector program is replaced by production on a new injector program for whom we do not produce components; and

      5. We granted unit price reductions to our customers totaling $1.5 million in the 2005 period.

-     Factors partially offsetting the decrease in Sales:

      1. Sales of components manufactured by our South American operations have grown in the 2005 period relative to 2004 period as lower labor costs in those facilities (relative to those in our European and North American facilities and those of our competitors) have afforded us additional demand for high value-added components from our customers;

      2. Our North American and European operations were awarded power steering business by a new customer for whom we began production in late 2004; and

      3. The devaluation of the USD relative to the reporting currencies of our foreign subsidiaries resulted in $3.0 million more in sales in the 2005 period versus the 2004 period.

Gross Profit

Gross profit decreased $3.9 million to $12.3 million, or 13.8% of sales, for the 2005 period from $16.2 million, or 17.5% of sales, for the 2004 period. The gross profit percentage decline can generally be attributed to the following factors:

-     Factors resulting in a decrease in Gross Profit Margin:

      1. Unit price reductions of $1.5 million granted to our customers between the 2004 and 2005 periods;

      2. Steel prices and surcharges not recovered from our customers negatively impacted gross profit by $1.1 million; and

      3. The loss of sales volume as described above resulted in decreasing margins as existing equipment and facilities were underutilized.

-     Factors partially offsetting the decrease in Gross Profit Margin:

      1. Depreciation expense was $1.3 million less in the 2005 period as compared to the 2004 period as we adjusted the historical cost of our property, plant and equipment to fair market appraised values in connection with the Merger; and

      2. Outsourcing costs were significantly reduced in the 2005 period relative to the 2004 period as capacity constraints in our European operations during the 2004 period resulted in the outsourcing of certain operations thereby increasing costs in that period. Such constraints were alleviated in the intervening period, thereby allowing for the elimination of such costs in the 2005 period. In addition, the acquisition of ATI as described above reduced outsourcing costs on certain electric motor components.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.4 million to $5.5 million, or 6.1% of sales, for the 2005 period from $5.1 million, or 5.5% of sales, for the 2004 period. The 2005 results include added professional fee expenses associated with being a public registrant and added travel costs associated with providing technical support to our European operations as it works to implement cost improvement initiatives.

Interest Expense, Net

Net interest expense increased $4.0 million to $6.0 million for the 2005 period from $2.0 million for the 2004 period. Higher interest expense in the 2005 period relative to the 2004 period was caused primarily by increased debt levels incurred as a result of the Merger and higher interest rates under our senior credit facilities.

Tax Provision

For the 2005 period, we recorded an income tax benefit of $0.2 million caused primarily by the recording of a reduction in legal profit sharing contribution expense due to the loss before tax provision reported by our European operations. Under French law the legal profit sharing contribution is assessed on income before taxes, and therefore is treated by us as a component of our tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses including working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. Capital expenditures for 2005 are expected to be $24-25 million, of which $4.9 million was spent in the three months ended March 31, 2005.

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

We amended our senior credit facilities on April 25, 2005, effective March 31, 2005. Our amended senior credit facilities require us to meet a number of financial ratio tests, including interest coverage and senior and total leverage ratios. Our amended senior credit facilities also limit the amount of capital expenditures we may make. As of March 31, 2005, we were in compliance with the covenants contained in the indenture governing the Notes and our amended senior credit facilities. The financial covenants in our amended senior credit facilities are less restrictive than the original agreement and were structured to provide us with flexibility sufficient for us to remain in compliance with such covenants throughout 2005. However, OEM and Tier I manufacturers' production schedules have been reduced over the past quarter, and continued reductions in their production schedules could impact our ability to maintain compliance with the covenants in our amended senior credit facilities as early as in the second quarter. If we are unable to maintain compliance with these covenants, we may have to seek to renegotiate these covenants with our senior lenders. If it becomes necessary to seek to renegotiate the terms of our amended senior credit facilities, there can be no assurances that we would reach an agreement that contained terms acceptable to us. If we are ultimately unsuccessful, the lenders would have the ability to exercise all of the remedies provided for in the amended senior credit facilities upon an event of default.

Three Months Ended March 31, 2005

Cash used in operating activities of $3.6 million during the three months ended March 31, 2005 reflects net income, excluding non-cash and other reconciling items of $5.1 million, and an increase in net working capital of $8.7 million due primarily to the net effects of the following factors:

- Accounts receivable increased $6.5 million. Sales in all operating segments were higher during the latter part of the first quarter of 2005 than the latter part of the fourth quarter of 2004. In addition, payment terms from a number of European and North American customers lengthened over the course of 2004 and early 2005. Finally, factored European accounts receivable decreased $2.8 million from December 31, 2004 to March 31, 2005.

- Inventories increased $2.0 million due primarily to the growth in our business during the latter part of the first quarter of 2005 compared to the latter part of the fourth quarter of 2004. In addition, the value of raw material inventories has risen consistent with the rise in steel and perishable tooling prices. Finally, machinery spare parts inventories have increased consistent with the addition of new types of equipment.

- Accounts payable decreased $3.7 million. Production in our European operations during first quarter of 2005 was less than the fourth quarter of 2004.

These increases in working capital were partially offset by an increase in Accrued Liabilities of $3.3 million. The increase in Accrued Liabilities was caused primarily by a $3.7 million increase in interest due on the Notes (payable in semi-annual installments on June 15 and December 15) offset by the payment during the 2005 period of fiscal 2004 senior management bonuses.

Cash used in investing activities of $6.4 million during the three months ended March 31, 2005 mainly consisted of capital expenditures primarily for production equipment of $4.9 million and the payment of $1.5 million in production equipment deposits that will be refunded once planned operating lease agreements are signed.

Cash provided by financing activities of $8.5 million during the three months ended March 31, 2005 mainly consisted of $10.7 million in net borrowings under lines of credit with our banks offset by $2.1 million in scheduled payments on our senior credit facilities and other indebtedness.

CONTRACTUAL OBLIGATIONS

Provision changes contained in our amended senior credit facilities included extending the principal amortization of the Eurocurrency term note provided under the senior credit facilities agreement. Principal obligations under the senior credit facilities agreement were changed from those disclosed in our 2004 Annual Report on Form 10-K by the following (USD-equivalent amounts computed using the USD vs. euro exchange rate in effect on March 31, 2005):

- Principal obligations due from April 1, 2005 to March 31, 2006 - Decreased by the USD-equivalent of $3.0 million;

- Principal obligations due from April 1, 2006 to March 31, 2008 - Decreased by the USD-equivalent of $8.7 million;

- Principal obligations due from April 1, 2008 to March 31, 2010 - Increased by the USD-equivalent of $1.5 million; and

- Principal obligations due from April 1, 2010 to June 15, 2011 - Increased by the USD-equivalent of $10.2 million.

In addition, the financial covenants in the senior credit facilities agreement were amended to make them less restrictive, a new Senior Leverage Ratio (as defined in the amended senior credit facilities agreement) was established and interest rate margins applicable to all loans under the senior credit facilities agreement were increased.

FOREIGN OPERATIONS

During the three months ended March 31, 2005, our North American operations exported $4.6 million of product to customers located in foreign countries, and our foreign operations shipped $53.7 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) becomes effective at the beginning of our first quarter in 2006. We expect that the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with SFAS No. 123(R).

CRITICAL ACCOUNTING POLICIES

No material changes have been made to our critical accounting policies during the first quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2004 or March 31, 2005.

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

The financial position and results of operations of our subsidiary in Brazil are measured in Brazilian reais and translated into USD. With respect to approximately 25% of this subsidiary's sales, expenses are generally incurred in Brazilian reais, but sales are invoiced in USD. As such, results of operations with regard to these sales are directly influenced by a weakening or strengthening of the Brazilian real as compared to the USD. The effects of foreign currency fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that these sales and related expenses associated therewith are generally incurred in Brazilian reais and the reported income thereon will be higher or lower depending on a weakening or strengthening of the USD as compared to the Brazilian real. Our consolidated net assets as of March 31, 2005 include 6.0% based in France and 3.5% based in Brazil, and were translated into USD at the exchange rates in effect at that date (2.68 Brazilian reais per USD, and 1.2964 USD per euro). Accordingly, our consolidated net assets will fluctuate depending on the weakening or strengthening of the USD as compared to these currencies as a result of foreign currency translation adjustments.

Item 4. Disclosure Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

                                   SIGNATURES

Autocam Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     AUTOCAM CORPORATION

          May 12, 2005                                /s/ John C. Kennedy
--------------------------------                   -------------------------
              Date                                      John C. Kennedy
                                                           President

                                  EXHIBIT INDEX

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