Form 10-Q
period 2005-06-30
AUTOCAM CORP/MI
filed 2005-08-15
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

                                   ----------

                        COMMISSION FILE NUMBER 333-119215

                               AUTOCAM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Michigan                                38-2790152
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

     4436 Broadmoor Avenue Southeast
           Kentwood, Michigan                               49512
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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at August 15, 2005
----------------------------                      ------------------------------
COMMON STOCK, $.01 PAR VALUE                                100 SHARES

                                      INDEX

                                                                                PAGE NO.
                                                                                --------

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005       2

        Consolidated Statements of Operations and Comprehensive Income (Loss)
        for the Three and Six Months Ended June 30, 2004 and 2005                   3

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2004 and 2005                                                      4

        Notes to Consolidated Financial Statements                                  5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                  16

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 23

Item 4. Controls and Procedures                                                    23

                           PART II - OTHER INFORMATION

Item 6. Exhibits                                                                   24

Signatures                                                                         25

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

- general business and economic conditions, particularly an economic downturn; and

- the factors discussed in our Form 10-K for the fiscal year ended December 31, 2004 in the section titled "Risk Factors."

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        DECEMBER 31,   JUNE 30,
            Amounts in thousands, except share information                  2004         2005
---------------------------------------------------------------------   ------------   --------
                                                                              (successor)
Assets
Current assets:
Cash and equivalents                                                      $  2,117     $  3,370
Accounts receivable, net of allowances of $618 and $791, respectively       58,360       53,573
Inventories                                                                 36,947       39,615
Prepaid expenses and other current assets                                    3,485        3,374
                                                                          --------     --------
Total current assets                                                       100,909       99,932

Property, plant and equipment, net                                         177,285      166,050
Goodwill                                                                   268,039      258,699
Other long-term assets                                                      23,199       24,415
                                                                          --------     --------
Total Assets                                                              $569,432     $549,096
                                                                          ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                               $ 12,942     $ 10,020
Accounts payable                                                            46,688       38,569
Accrued liabilities                                                         20,561       19,214
                                                                          --------     --------
Total current liabilities                                                   80,191       67,803
                                                                          --------     --------
Long-term obligations, net of current maturities                           275,839      272,101
Deferred taxes and other                                                    48,042       46,479

Shareholders' equity:
Common stock - $.01 par value; 100 shares authorized, issued and outstanding as of December 31, 2004 and June 30, 2005
Additional paid-in capital                                                 145,112      155,140
Accumulated other comprehensive income                                      19,694        6,278
Retained earnings                                                              554        1,295
                                                                          --------     --------
Total shareholders' equity                                                 165,360      162,713
                                                                          --------     --------
Total Liabilities and Shareholders' Equity                                $569,432     $549,096
                                                                          ========     ========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   ---------------------------
            Amounts in thousands                    2004          2005            2004          2005
--------------------------------------------   -------------   -----------   -------------   -----------
                                               (predecessor)   (successor)   (predecessor)   (successor)
Sales                                             $ 91,633       $ 87,554       $184,489      $ 176,341
Cost of sales                                       76,811         74,619        153,426        151,112
                                                  --------       --------       --------      ---------
Gross profit                                        14,822         12,935         31,063         25,229
Selling, general and administrative expenses        12,258          5,373         17,337         10,823
                                                  --------       --------       --------      ---------
Income from operations                               2,564          7,562         13,726         14,406
Interest expense, net                                2,677          6,180          4,666         12,195
Other expenses, net                                  2,746            528          3,672          1,284
                                                  --------       --------       --------      ---------
Income (loss) before tax provision                  (2,859)           854          5,388            927
Tax provision                                         (171)           435          3,211            186
                                                  --------       --------       --------      ---------
Net Income (Loss)                                  ($2,688)      $    419       $  2,177      $     741
                                                  ========       ========       ========      =========
Statements of Comprehensive Income (Loss):
Net income (loss)                                  ($2,688)      $    419       $  2,177      $     741
Other comprehensive income (loss):
Foreign currency translation adjustments              (230)        (6,079)        (1,138)       (13,416)
Amortization of interest rate agreements                67                           135
                                                  --------       --------       --------      ---------
Comprehensive Income (Loss)                        ($2,851)       ($5,660)      $  1,174       ($12,675)
                                                  ========       ========       ========      =========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------
                  Amounts in thousands                         2004           2005
-------------------------------------------------------   -------------   -----------
                                                          (predecessor)   (successor)
Net cash provided by operating activities                   $  10,694      $  8,444
Cash flows from investing activities:
Expenditures for property, plant and equipment                (10,676)       (8,548)
Acquisitions, net of cash acquired                                           (9,902)
Other                                                             469        (1,597)
                                                            ---------      --------
Net cash used in investing activities                         (10,207)      (20,047)
                                                            ---------      --------
Cash flows from financing activities:
Line of credit borrowings (repayments), net                    (3,531)        6,682
Proceeds from issuance of long-term obligations               247,248           363
Principal payments of long-term obligations                  (109,940)       (3,072)
Payments to shareholders and option holders                  (232,663)
Shareholder contributions                                     115,400        10,028
Debt issue costs                                              (10,855)       (1,206)
                                                            ---------      --------
Net cash provided by financing activities                       5,659        12,795
                                                            ---------      --------
Effect of exchange rate changes on cash and equivalents           (18)           61
                                                            ---------      --------
Increase in cash and equivalents                                6,128         1,253
Cash and equivalents at beginning of period                     1,075         2,117
                                                            ---------      --------
Cash and Equivalents at End of Period                       $   7,203      $  3,370
                                                            =========      ========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   ---------------------------
                                                        2004           2005           2004           2005
                                                   -------------   -----------   -------------   -----------
                                                   (predecessor)   (successor)   (predecessor)   (successor)
As reported                                           ($2,688)        $ 419         $2,177          $ 741
Compensation expense, net of related tax effects         (140)         (154)          (280)          (308)
                                                      -------         -----         ------          -----
Pro forma                                             ($2,828)        $ 265         $1,897          $ 433
                                                      =======         =====         ======          =====

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

Pension Plans -- The Company sponsors defined benefit pension plans for substantially all employees of its French subsidiaries. Set forth below are the components of net periodic benefit cost for the plans of the Company's French subsidiaries, Frank & Pignard, SA, ("F&P") and Bouverat Industries, SA ("Bouverat"):

                                   THREE MONTHS ENDED JUNE 30,                            SIX MONTHS ENDED JUNE 30,
                       ---------------------------------------------------   ---------------------------------------------------
                                 2004                        2005                      2004                       2005
                       ------------------------   ------------------------   ------------------------   ------------------------
                       F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                       --------   -------------   --------   -------------   --------   -------------   --------   -------------
Service and interest
   costs                  $37          $29           $38          $30           $74         $ 58           $76         $ 60
Expected return on
   plan assets                          (8)                        (8)                       (16)                       (16)
                          ---          ---           ---          ---           ---         ----           ---         ----
Net periodic benefit
   cost                   $37          $21           $38          $22           $74         $ 42           $76         $ 44
                          ===          ===           ===          ===           ===         ====           ===         ====

2. BUSINESS COMBINATION

The Merger was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $249,371, allocated among the Company's operating segments as follows: North America - $116,227, Europe - $124,486 and South America - $8,658. The results of operations and cash flows of Titan (as predecessor company) have been reported during the six months ended June 30, 2004.

Set forth below is unaudited pro forma statement of operations information for the six months ended June 30, 2004, which is based upon the historical Consolidated Statements of Operations of the Company after giving effect to the Merger as if such transaction had occurred at the beginning of such period. These pro forma results are based upon assumptions considered appropriate by Company management and include adjustments as considered necessary in the circumstances. Such adjustments include interest expense that would have been incurred to finance the purchase, depreciation expense based on the fair market value of the property and equipment acquired and the corresponding tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the Merger taken place at the beginning of such period or which may be reported in the future.

              SIX MONTHS
                 ENDED
             JUNE 30, 2004
             -------------
Sales           $184,489
Net income         6,649

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

On June 15, 2005, Autocam Greenville, Inc., a wholly-owned subsidiary of Autocam, acquired the stock of Sager Precision Technologies, Inc. for $9,902 in cash and the assumption of $240 in capital lease obligations. In accordance with the purchase agreement, the Company has recognized a receivable from the seller of $275 representing a shortfall in working capital on June 15, 2005. Additional consideration will be paid to the seller if earnings before interest, taxes, depreciation and amortization exceed certain levels for the year ending June 30, 2006. The purchase price was primarily financed indirectly through equity contributions from the shareholders of Micron in the amount of $10,028. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $5,092.

3. INVENTORIES

Set forth below are the components of Inventories:

                      DECEMBER 31,   JUNE 30,
                          2004         2005
                      ------------   --------
Raw materials            $11,030      $11,587
Production supplies        7,188        7,169
Work in-process           12,979       14,055
Finished goods             5,750        6,804
                         -------      -------
Total Inventories        $36,947      $39,615
                         =======      =======

4. PROPERTY, PLANT AND EQUIPMENT, NET

Set forth below are the components of Property, Plant and Equipment, Net:

                                           DECEMBER 31,   JUNE 30,
                                               2004         2005
                                           ------------   --------
Buildings and land                           $ 10,838     $ 10,686
Machinery and equipment                       161,407      157,627
Furniture and fixtures                         11,041       10,858
                                             --------     --------
Total                                         183,286      179,171
Accumulated depreciation                       (6,001)     (13,121)
                                             --------     --------
Total Property, Plant and Equipment, Net     $177,285     $166,050
                                             ========     ========

5. LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations (percentages represent interest rates as of June 30, 2005):

                                                                     DECEMBER 31,   JUNE 30,
                                                                         2004         2005
                                                                     ------------   --------
Senior Credit Facilities:
   USD term note, 6.75%                                                $ 32,835     $ 32,670
   Eurocurrency term note, 5.9%                                          83,269       72,026
   Multi-currency revolving line of credit, 6.625%-8%                    18,000       25,000
                                                                       --------     --------
Total senior credit facilities                                          134,104      129,696

Senior subordinated notes, 10.875%, net of original issue discount      137,043      137,199
Capital leases, from 2.14% to 19.62%                                     12,659       10,088
Other                                                                     4,975        5,138
                                                                       --------     --------
Total long-term obligations                                             288,781      282,121
Current portion                                                         (12,942)     (10,020)
                                                                       --------     --------
Long-term portion                                                      $275,839     $272,101
                                                                       ========     ========

On April 25, 2005, effective March 31, 2005, Autocam and its wholly owned subsidiary Autocam France, SARL entered into an amendment to its senior credit facilities agreement (the "Amendment"). Pursuant to the Amendment, among other things, the financial covenants related to interest coverage and leverage ratios (each as defined in the senior credit facilities agreement) were amended to make them less restrictive, a new senior leverage ratio (as defined in the Amendment) was established, the principal amortization on the Eurocurrency term note provided under the senior credit facilities agreement was restructured and the interest rate margins applicable to the loans provided under the senior credit facilities agreement were increased.

In connection with the Merger, Titan and certain, but not all, of the subsidiaries of Autocam fully and unconditionally guaranteed the Notes. The following table sets forth the guarantor and non-guarantor subsidiaries of Autocam with respect to the Notes as of June 30, 2005:

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

Information regarding the guarantors and non-guarantors are as follows:

                                                 TITAN
                                                (PARENT                      SUBSIDIARIES
      COMBINING STATEMENT OF OPERATIONS         COMPANY               -------------------------
      THREE MONTHS ENDED JUNE 30, 2004           ONLY)      AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------   ---------   --------   ---------   -------------   ------------   --------
                (predecessor)
Sales                                                      $ 31,768     $5,572       $56,008        ($1,715)     $ 91,633
Cost of sales                                                27,626      4,024        46,876         (1,715)       76,811
                                                           --------     ------       -------                     --------
Gross profit                                                  4,142      1,548         9,132                       14,822
Selling, general and administrative expenses   $  6,438       3,319        296         2,205                       12,258
                                               --------    --------     ------       -------                     --------
Income (loss) from operations                    (6,438)        823      1,252         6,927                        2,564
Interest expense, net                                         1,083        146         1,448                        2,677
Other expense, net                                   10       1,983         21           732                        2,746
                                               --------    --------     ------       -------                     --------
Income (loss) before tax provision               (6,448)     (2,243)     1,085         4,747                       (2,859)
Tax provision                                    (2,192)       (763)       383         2,401                         (171)
                                               --------    --------     ------       -------                     --------
Net Income (Loss)                               ($4,256)    ($1,480)    $  702       $ 2,346                      ($2,688)
                                               ========    ========     ======       =======                     ========

                                                 TITAN
                                                (PARENT                     SUBSIDIARIES
      COMBINING STATEMENT OF OPERATIONS         COMPANY              -------------------------
      THREE MONTHS ENDED JUNE 30, 2005           ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------   --------   --------   ---------   -------------   ------------   --------
                 (successor)
Sales                                                      $ 32,770     $5,972       $51,471        ($2,659)      $87,554
Cost of sales                                                28,254      4,094        44,930         (2,659)       74,619
                                                           --------     ------       -------                      -------
Gross profit                                                  4,516      1,878         6,541                       12,935
Selling, general and administrative expenses                  1,806        392         3,175                        5,373
                                                           --------     ------       -------                      -------
Income from operations                                        2,710      1,486         3,366                        7,562
Interest expense, net                                         4,178        197         1,805                        6,180
Other expense (income), net                       ($44)         350        (15)          237                          528
                                                 -----     --------     ------       -------                      -------
Income (loss) before tax provision                  44       (1,818)     1,304         1,324                          854
Tax provision                                       (5)        (629)       450           619                          435
                                                 -----     --------     ------       -------                      -------
Net Income (Loss)                                $  49      ($1,189)    $  854       $   705                      $   419
                                                 =====     ========     ======       =======                      =======

                                                 TITAN
                                                (PARENT                      SUBSIDIARIES
      COMBINING STATEMENT OF OPERATIONS         COMPANY               -------------------------
        SIX MONTHS ENDED JUNE 30, 2004           ONLY)      AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------   ---------   --------   ---------   -------------   ------------   --------
                (predecessor)
Sales                                                       $64,212    $11,061       $112,477       ($3,261)     $184,489
Cost of sales                                                55,053      7,848         93,786        (3,261)      153,426
                                                            -------    -------       --------                    --------
Gross profit                                                  9,159      3,213         18,691                      31,063
Selling, general and administrative expenses   $  6,438       5,214        591          5,094                      17,337
                                               --------     -------    -------       --------                    --------
Income (loss) from operations                    (6,438)      3,945      2,622         13,597                      13,726
Interest expense, net                                         1,472        291          2,903                       4,666
Other expense, net                                   19       2,358         21          1,274                       3,672
                                               --------     -------    -------       --------                    --------
Income (loss) before tax provision               (6,457)        115      2,310          9,420                       5,388
Tax provision                                    (2,195)         38        801          4,567                       3,211
                                               --------     -------    -------       --------                    --------
Net Income (Loss)                               ($4,262)    $    77    $ 1,509       $  4,853                    $  2,177
                                               ========     =======    =======       ========                    ========

                                                TITAN
                                               (PARENT                     SUBSIDIARIES
      COMBINING STATEMENT OF OPERATIONS        COMPANY              -------------------------
        SIX MONTHS ENDED JUNE 30, 2005          ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------   -------   --------   ---------   -------------   ------------   --------
                 (successor)
Sales                                                    $ 65,329    $11,294       $105,129       ($5,411)     $176,341
Cost of sales                                              56,050      7,798         92,675        (5,411)      151,112
                                                         --------    -------       --------                    --------
Gross profit                                                9,279      3,496         12,454                      25,229
Selling, general and administrative expenses                3,676        735          6,412                      10,823
                                                         --------    -------       --------                    --------
Income from operations                                      5,603      2,761          6,042                      14,406
Interest expense, net                                       8,242        377          3,576                      12,195
Other expense (income), net                     $  15         725        (15)           559                       1,284
                                                -----    --------    -------       --------                    --------
Income (loss) before tax provision                (15)     (3,364)     2,399          1,907                         927
Tax provision                                      (5)     (1,176)       826            541                         186
                                                -----    --------    -------       --------                    --------
Net Income (Loss)                                ($10)    ($2,188)   $ 1,573       $  1,366                    $    741
                                                =====    ========    =======       ========                    ========

                                                        TITAN
           CONDENSED COMBINING STATEMENT               (PARENT                      SUBSIDIARIES
                  OF CASH FLOWS                        COMPANY               -------------------------
          SIX MONTHS ENDED JUNE 30, 2004                ONLY)     AUTOCAM    GUARANTOR   NON-GUARANTOR    COMBINED
---------------------------------------------------   --------   ---------   ---------   -------------   ---------
                   (Predecessor)
Net cash provided by (used in) operating activities    ($6,457)  $   2,206     $ 207       $ 14,738      $  10,694
Expenditures for property, plant and equipment                      (3,880)     (205)        (6,591)       (10,676)
Line of credit borrowings (repayments), net                         20,549                  (24,080)        (3,531)
Intercompany transactions                               (1,280)      1,280
Proceeds from issuance of long-term obligations                    169,888                   77,360        247,248
Principal payments of long-term obligations                        (51,268)                 (58,672)      (109,940)
Payments to shareholders and option holders           (232,663)                                           (232,663)
Shareholder contributions                              115,400                                             115,400
Dividends received (paid)                              125,000    (125,000)
 Debt issue costs                                                  (10,855)                                (10,855)
Other                                                                 (145)                     596            451
                                                                 ---------     -----       --------      ---------
Net increase in cash and equivalents                                 2,775         2          3,351          6,128
Cash and equivalents at beginning of period                            750         2            323          1,075
                                                                 ---------     -----       --------      ---------
Cash and Equivalents at End of Period                            $   3,525     $   4       $  3,674      $   7,203
                                                                 =========     =====       ========      =========

                                                        TITAN
           CONDENSED COMBINING STATEMENT               (PARENT                     SUBSIDIARIES
                  OF CASH FLOWS                        COMPANY              -------------------------
          SIX MONTHS ENDED JUNE 30, 2005                ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------------------------   --------   --------   ---------   -------------   --------
                    (successor)
Net cash provided by (used in) operating activities      ($16)    ($2,627)     ($134)      $11,221      $ 8,444
Expenditures for property, plant and equipment                     (2,765)      (134)       (5,649)      (8,548)
Acquisitions, net of cash acquired                                   (121)    (9,781)                    (9,902)
Line of credit borrowings (repayments), net                         7,000                     (318)       6,682
Intercompany transactions                             (10,012)        (99)    10,111
Principal payments of long-term obligations                          (165)                  (2,907)      (3,072)
Shareholder contributions                              10,028                                            10,028
Other                                                              (1,690)         3          (692)      (2,379)
                                                                 --------    -------       -------      -------
Net increase (decrease) in cash and equivalents                      (467)        65         1,655        1,253
Cash and equivalents at beginning of period                         1,087          2         1,028        2,117
                                                                 --------    -------       -------      -------
Cash and Equivalents at End of Period                            $    620    $    67       $ 2,683      $ 3,370
                                                                 ========    =======       =======      =======

                                                         TITAN
                                                        (PARENT                     SUBSIDIARIES
          CONDENSED COMBINING BALANCE SHEET             COMPANY              -------------------------
                  DECEMBER 31, 2004                      ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
----------------------------------------------------   --------   --------   ---------   -------------   ------------   --------
                    (successor)
Assets
Current assets:
Cash and equivalents                                              $  1,087    $     2      $   1,028                    $  2,117
Accounts receivable, net                                            20,329      1,700         37,202         ($871)       58,360
Inventories                                                         10,314      1,501         25,132                      36,947
Prepaid expenses and other current assets                            1,148         78          2,259                       3,485
                                                                  --------    -------      ---------         -----      --------
Total current assets                                                32,878      3,281         65,621          (871)      100,909

Property, plant and equipment, net                                  29,772      5,637        141,457           419       177,285
Goodwill                                               $116,399          3                   151,637                     268,039
Intercompany receivables (payables)                                 31,102     (4,142)       (26,847)         (113)
Investment in subsidiaries                               28,661     99,034     (3,458)      (123,815)         (422)
Other long-term assets                                              18,120         50          5,029                      23,199
                                                       --------   --------    -------      ---------         -----      --------
Total Assets                                           $145,060   $210,909    $ 1,368      $ 213,082         ($987)     $569,432
                                                       ========   ========    =======      =========         =====      ========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                       $    330                 $  12,612                    $ 12,942
Accounts payable                                                     9,232    $   184         38,256         ($984)       46,688
Accrued liabilities                                        ($34)     4,005        369         16,224            (3)       20,561
                                                       --------   --------    -------      ---------         -----      --------
Total current liabilities                                   (34)    13,567        553         67,092          (987)       80,191
                                                       --------   --------    -------      ---------         -----      --------
Long-term obligations, net of current maturities                   187,548                    88,291                     275,839
Deferred taxes and other                                            11,097                    36,945                      48,042

Shareholders' equity (deficit):
Capital stock                                           145,112                                                          145,112
Accumulated other comprehensive income                               2,483                    17,211                      19,694
Retained earnings (accumulated deficit)                     (18)    (3,786)       815          3,543                         554
                                                       --------   --------    -------      ---------         -----      --------
Total shareholders' equity (deficit)                    145,094     (1,303)       815         20,754                     165,360
                                                       --------   --------    -------      ---------         -----      --------
Total Liabilities and Shareholders' Equity (Deficit)   $145,060   $210,909    $ 1,368      $ 213,082         ($987)     $569,432
                                                       ========   ========    =======      =========         =====      ========

                                                         TITAN
                                                        (PARENT                     SUBSIDIARIES
          CONDENSED COMBINING BALANCE SHEET             COMPANY              -------------------------
                    JUNE 30, 2005                        ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
----------------------------------------------------   --------   --------   ---------   -------------   ------------   --------
                     (successor)
Assets
Current assets:
Cash and equivalents                                              $    620    $     67     $   2,683                    $  3,370
Accounts receivable, net                                            23,083       3,764        28,623       ($1,897)       53,573
Inventories                                                         11,151       4,012        23,415         1,037        39,615
Prepaid expenses and other current assets                            1,125         405         1,844                       3,374
                                                                  --------    --------     ---------       -------      --------
Total current assets                                                35,979       8,248        56,565          (860)       99,932

Property, plant and equipment, net                                  30,907       8,038       126,262           843       166,050
Goodwill                                               $116,507         56       5,092       137,044                     258,699
Intercompany receivables (payables)                      11,967     26,800     (13,477)      (24,560)         (730)
Investment in subsidiaries                               26,613    101,080      (3,458)     (123,814)         (421)
Other long-term assets                                              19,125         218         5,072                      24,415
                                                       --------   --------    --------     ---------       -------      --------
Total Assets                                           $155,087   $213,947    $  4,661     $ 176,569       ($1,168)     $549,096
                                                       ========   ========    ========     =========       =======      ========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                       $    330    $     48     $   9,642                    $ 10,020
Accounts payable                                                    10,944         698        28,095       ($1,168)       38,569
Accrued liabilities                                        ($19)     3,163         625        15,445                      19,214
                                                       --------   --------    --------     ---------       -------      --------
Total current liabilities                                   (19)    14,437       1,371        53,182        (1,168)       67,803
                                                       --------   --------    --------     ---------       -------      --------

Long-term obligations, net of current maturities                   194,539         192        77,370                     272,101
Deferred taxes and other                                            10,987         710        34,782                      46,479

Shareholders' equity (deficit):
Capital stock                                           155,140                                                          155,140
Accumulated other comprehensive income                                 (46)                    6,324                       6,278
Retained earnings (accumulated deficit)                     (34)    (5,970)      2,388         4,911                       1,295
                                                       --------   --------    --------     ---------                    --------
Total shareholders' equity (deficit)                    155,106     (6,016)      2,388        11,235                     162,713
                                                       --------   --------    --------     ---------       -------      --------
Total Liabilities and Shareholders' Equity (Deficit)   $155,087   $213,947    $  4,661     $ 176,569       ($1,168)     $549,096
                                                       ========   ========    ========     =========       =======      ========

6. BUSINESS SEGMENT INFORMATION

The Company has three operating segments: North America, Europe and South America. The North American segment provides precision-machined components primarily to the transportation and medical devices industries, while the European and South American segments provide precision-machined components primarily to the transportation industry. The Company has a small operation in China that is grouped with its European operations for business segmentation purposes. The Company has assigned specific business units to a segment based principally on their geographical location. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets. Set forth below is business segment information for the three and six months ended June 30, 2004 and 2005 and as of December 31, 2004 and June 30, 2005:

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ---------------------------   ---------------------------
                                                              2004           2005           2004           2005
                                                         -------------   -----------   -------------   -----------
                                                         (predecessor)   (successor)   (predecessor)   (successor)
Sales to Unaffiliated Customers from Company
   Facilities Located in:
North America                                              $ 37,201        $38,255       $ 75,031       $ 75,757
Europe                                                       49,250         41,089        100,429         85,187
South America                                                 5,182          8,210          9,029         15,397
                                                           --------        -------       --------       --------
Total                                                      $ 91,633        $87,554       $184,489       $176,341
                                                           ========        =======       ========       ========
Net Income (Loss) of Company Facilities Located in:
North America                                               ($5,036)         ($288)       ($2,678)         ($627)
Europe                                                        1,603           (262)         3,732           (420)
South America                                                   745            969          1,123          1,788
                                                           --------        -------       --------       --------
Total                                                       ($2,688)       $   419       $  2,177       $    741
                                                           ========        =======       ========       ========
Depreciation and Amortization on Assets Located in:
North America                                              $  2,085        $ 1,278       $  6,232       $  2,459
Europe                                                        3,056          2,759          6,190          5,640
South America                                                   267            296            532            562
                                                           --------        -------       --------       --------
Total                                                      $  5,408        $ 4,333       $ 12,954       $  8,661
                                                           ========        =======       ========       ========
Net Interest Expense of Company Facilities Located in:
North America                                              $  1,229        $ 4,375       $  1,763       $  8,619
Europe                                                        1,354          1,666          2,699          3,294
South America                                                    94            139            204            282
                                                           --------        -------       --------       --------
Total                                                      $  2,677        $ 6,180       $  4,666       $ 12,195
                                                           ========        =======       ========       ========
Tax Provision of Company Facilities Located in:
North America                                               ($2,572)         ($184)       ($1,356)         ($355)
Europe                                                        2,016            150          4,068           (355)
South America                                                   385            469            499            896
                                                           --------        -------       --------       --------
Total                                                       ($  171)       $   435       $  3,211       $    186
                                                           ========        =======       ========       ========
Expenditures for Property, Plant and Equipment of
   Facilities Located in:
North America                                              $  2,087        $ 1,476       $  4,085       $  2,899
Europe                                                        2,634          1,566          5,434          4,034
South America                                                    94            653          1,157          1,615
                                                           --------        -------       --------       --------
Total                                                      $  4,815        $ 3,695       $ 10,676       $  8,548
                                                           ========        =======       ========       ========

                                                         DECEMBER 31,   JUNE 30,
                                                             2004         2005
                                                         ------------   --------
                                                               (successor)
Total Assets of Company Facilities Located in:
North America                                              $205,690     $225,014
Europe                                                      332,279      286,924
South America                                                31,463       37,158
                                                           --------     --------
Total                                                      $569,432     $549,096
                                                           ========     ========

7. SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income to net cash provided by operating activities:

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  ---------------------------
                                                                       2004           2005
                                                                  -------------   -----------
                                                                  (predecessor)   (successor)
Net income                                                           $ 2,177        $   741
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                      12,954          8,661
   Deferred taxes                                                        395            960
   Realized gains and losses and other, net                            2,627             17
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                             (9,243)         2,362
      Inventories                                                     (2,899)        (2,669)
      Prepaid expenses and other current assets                          (44)         1,095
      Other long-term assets                                          (1,192)        (1,213)
      Accounts payable                                                 1,687         (3,046)
      Accrued liabilities                                              6,962            605
      Other long-term liabilities                                     (2,730)           931
                                                                     -------        -------
Net Cash Provided by Operating Activities                            $10,694        $ 8,444
                                                                     =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. You should read the explanation of the qualifications and limitations on these forward-looking statements on page 1 of this report. Future results could differ materially from those discussed below.

OVERVIEW

Titan Holdings, Inc. ("Titan") is a holding company headquartered in Kentwood, Michigan and a wholly-owned subsidiary of Micron Holdings, Inc. ("Micron"). Its sole and wholly-owned subsidiary, Autocam Corporation ("Autocam"), and Autocam's subsidiaries are a leading independent manufacturer of extremely close tolerance precision-machined, metal alloy components, sub-assemblies and assemblies, primarily for performance and safety critical automotive applications and medical devices. Those automotive applications in which we have significant market penetration include fuel injection, power steering, braking, electric motors and airbag systems. We provide these products from our facilities in North America, Europe, South America and Asia to some of the world's largest Tier I suppliers to the automotive industry. References throughout this document to "we," "our" or "us" refer to Titan together with its consolidated subsidiaries.

Our business and results of operations during the three months ended June 30, 2005 and the six months ended June 30, 2005 as compared to the same periods in 2004 were affected by the following significant events:

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

- Effective November 1, 2004, our wholly-owned subsidiary, Frank & Pignard, SA, acquired the stock of ATI, S.A.S. ("ATI"), for $1.7 million in cash and the assumption of $6.1 million in debt, primarily consisting of capital lease obligations. The acquisition was completed primarily for the purpose of eliminating costly outside processing of certain electric motor components.

- Effective June 15, 2005, our wholly-owned subsidiary, Autocam Greenville, Inc., acquired the stock of Sager Precision Technologies, Inc. ("Sager") for $9.9 million in cash and the assumption of $0.2 million in capital lease obligations. The purchase price was primarily financed indirectly through equity contributions from the shareholders of Micron in the amount of $10.0 million. The acquisition was completed primarily for the purpose of expanding our medical product offerings.

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

- A significant portion of our sales and profits resulted from transactions denominated in euros. Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to the euro in the three months ended June 30, 2005 and the six months ended June 30, 2005 relative to the same periods in 2004 positively impacted our reported results. The following table sets forth, for the periods indicated, the period end and period average exchange rates used in translating the financial statements (expressed as USD per one euro):

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,            JUNE 30,
                     DECEMBER 31,   ------------------   ----------------
                         2004          2004     2005       2004     2005
                     ------------     ------   ------     ------   ------
     Average (1)                      1.2058   1.2580     1.2272   1.2852
     End of Period      1.3621                 1.2092              1.2092

     ----------
     (1) The average rate represents the average of all monthly average exchange rates within the respective periods weighted by reported sales denominated in euros.

- We are routinely exposed to pressure by our customers to offer unit price reductions, which is typical of our industry. Through continuous improvement and increased efficiencies in our manufacturing and administrative processes we have maintained margins over time in spite of these constant pressures.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statements of Operations expressed as a percentage of sales:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     June 30,              June 30,
                                               -------------------   -------------------
                                               2004 (1)   2005 (2)   2004 (1)   2005 (2)
                                               --------   --------   --------   --------
Sales                                            100.0%     100.0%     100.0%     100.0%
Cost of sales                                     83.8%      85.2%      83.2%      85.7%
                                                 -----      -----      -----      -----
Gross profit                                      16.2%      14.8%      16.8%      14.3%
Selling, general and administrative expenses      13.4%       6.1%       9.4%       6.1%
                                                 -----      -----      -----      -----
Income from operations                             2.8%       8.7%       7.4%       8.2%
Interest expense, net                              2.9%       7.1%       2.5%       6.9%
Other expenses, net                                3.0%       0.6%       2.0%       0.7%
                                                 -----      -----      -----      -----
Income before tax provision                       -3.1%       1.0%       2.9%       0.6%
Tax provision                                     -0.2%       0.5%       1.7%       0.1%
                                                 -----      -----      -----      -----
Net Income                                        -2.9%       0.5%       1.2%       0.5%
                                                 =====      =====      =====      =====

----------
(1) Represents the consolidated results of operations of the Company reflecting the historical basis of accounting without any application of purchase accounting for the Merger.

(2) Represents the consolidated results of operations of the Company reflecting the basis of accounting after the application of purchase accounting for the Merger.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Sales

Sales decreased $4.0 million, or 4.4%, to $87.6 million for the three months ended June 30, 2005 ("the 2005 period") from $91.6 million for the three months ended June 30, 2004 ("the 2004 period"). On a constant currency basis, sales decreased $7.6 million, which can be principally attributed to the following factors:

-    Factors resulting in a decrease in Sales:

     1. Our European operations were desourced on programs for power steering, electric motor and fuel systems components resulting in a reduction in sales to these customers of $6.6 million when comparing the 2005 period to the 2004 period;

     2. Lower sales to a North American fuel systems customer whose primary customers lost market share and produced less vehicles in the 2005 period as compared to the 2004 period;

     3. Lower sales to a European fuel systems customer as production on the current injector program is replaced by production on a new injector program for whom we do not produce components; and

     4. We granted unit price reductions to our customers totaling $1.5 million in the 2005 period.

-    Factors partially offsetting the decrease in Sales:

     1. Our North American operations were awarded power steering business by two new customers for whom we began production in late 2004; and

     2. Sales of components manufactured by our South American operations have grown $3.0 million in the 2005 period relative to 2004 period as lower labor costs in those facilities (relative to those in our European and North American facilities and those of our competitors) have afforded us additional demand for high value-added components from our customers.

Gross Profit

Gross profit decreased $1.9 million to $12.9 million, or 14.8% of sales, for the 2005 period from $14.8 million, or 16.2% of sales, for the 2004 period. The gross profit percentage decline can generally be attributed to the following factors:

-    Factors resulting in a decrease in Gross Profit Margin:

     1. The loss of sales volume as described above resulted in decreasing margins as existing equipment and facilities were underutilized;

     2. Unit price reductions of $1.5 million granted to our customers between the 2004 and 2005 periods;

     3. Cost improvement initiatives implemented in our European operations during the 2005 period resulted in equipment moves and repair costs that exceeded the normal levels experienced in the 2004 period; and

     4. Steel prices and surcharges not recovered from our customers negatively impacted gross profit.

-    Factors partially offsetting the decrease in Gross Profit Margin:

     1. Depreciation expense was $1.5 million less in the 2005 period as compared to the 2004 period as we adjusted the historical cost of our property, plant and equipment to fair market appraised values in connection with the Merger; and

     2. Outsourcing costs were significantly reduced in the 2005 period relative to the 2004 period as capacity constraints in our European operations during the 2004 period resulted in the outsourcing of certain operations thereby increasing costs in that period. Such constraints were alleviated in the intervening period, thereby allowing for the elimination of such costs in the 2005 period. In addition, the acquisition of ATI as described above reduced outsourcing costs on certain electric motor components.

Selling, General and Administrative

Selling, general and administrative expenses decreased $6.9 million to $5.4 million, or 6.1% of sales, for the 2005 period from $12.3 million, or 13.4% of sales, for the 2004 period. The 2004 period results include $8.1 million in costs associated with the Merger, consisting principally of investment banking fees, management bonuses, and legal and accounting fees. In addition, the 2004 period results include the benefit of reducing the obligation under one of our European pension plans $0.5 million due to a change in French law. The 2005 results include added professional fee expenses associated with being a public registrant and added travel costs associated with providing technical support to our European operations as it works to implement cost improvement initiatives.

Interest Expense, Net

Net interest expense increased $3.5 million to $6.2 million for the 2005 period from $2.7 million for the 2004 period. Higher interest expense in the 2005 period relative to the 2004 period was caused primarily by increased debt levels incurred as a result of the Merger and higher interest rates under our senior credit facilities.

Other Expenses, Net

Net other expenses decreased $2.2 million to $0.5 million for the 2005 period from $2.7 million for the 2004 period. The 2004 period results include the write-off of $1.9 million in unamortized debt issue costs associated with our former bank agreement, which was refinanced in connection with the Merger.

Tax Provision

For the 2005 period, we recorded an income tax provision of $0.4 million. This amount is more than the amount that would be calculated using the United States statutory rate of 34.0% primarily due to the recording of legal profit sharing contribution expense by our European operations. Under French law the legal profit sharing contribution is assessed on income before taxes, and therefore is treated by us as a component of our tax provision.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Sales

Sales decreased $8.2 million, or 4.4%, to $176.3 million for the six months ended June 30, 2005 ("the 2005 period") from $184.5 million for the six months ended June 30, 2004 ("the 2004 period"). On a constant currency basis, sales decreased $14.7 million, which can be principally attributed to the following factors:

-    Factors resulting in a decrease in Sales:

     1. Our European operations were desourced on programs for power steering, electric motor and fuel systems components resulting in a reduction in sales to these customers of $12.6 million when comparing the 2005 period to the 2004 period;

     2. Lower sales to a North American fuel systems customer whose primary customers lost market share and produced less vehicles in the 2005 period as compared to the 2004 period;

     3. Lower sales to a European fuel systems customer as production on the current injector program is replaced by production on a new injector program for whom we do not produce components; and

     4. We granted unit price reductions to our customers totaling $3.0 million in the 2005 period.

-    Factors partially offsetting the decrease in Sales:

     1. Our North American operations were awarded power steering business by two new customers for whom we began production in late 2004; and

     2. Sales of components manufactured by our South American operations have grown $6.4 million in the 2005 period relative to 2004 period as lower labor costs in those facilities (relative to those in our European and North American facilities and those of our competitors) have afforded us additional demand for high value-added components from our customers.

Gross Profit

Gross profit decreased $5.9 million to $25.2 million, or 14.3% of sales, for the 2005 period from $31.1 million, or 16.8% of sales, for the 2004 period. The gross profit percentage decline can generally be attributed to the following factors:

-    Factors resulting in a decrease in Gross Profit Margin:

     1. The loss of sales volume as described above resulted in decreasing margins as existing equipment and facilities were underutilized;

     2. Unit price reductions of $3.0 million granted to our customers between the 2004 and 2005 periods;

     3. Cost improvement initiatives implemented in our European operations during the 2005 period resulted in equipment moves and repair costs that exceeded the normal levels experienced in the 2004 period; and

     4. Steel prices and surcharges not recovered from our customers negatively impacted gross profit.

-    Factors partially offsetting the decrease in Gross Profit Margin:

     1. Depreciation expense was $2.8 million less in the 2005 period as compared to the 2004 period as we adjusted the historical cost of our property, plant and equipment to fair market appraised values in connection with the Merger; and

     2. Outsourcing costs were significantly reduced in the 2005 period relative to the 2004 period as capacity constraints in our European operations during the 2004 period resulted in the outsourcing of certain operations thereby increasing costs in that period. Such constraints were alleviated in the intervening period, thereby allowing for the elimination of such costs in the 2005 period. In addition, the acquisition of ATI as described above reduced outsourcing costs on certain electric motor components.

Selling, General and Administrative

Selling, general and administrative expenses decreased $6.5 million to $10.8 million, or 6.1% of sales, for the 2005 period from $17.3 million, or 9.4% of sales, for the 2004 period. The 2004 period results include $8.2 million in costs associated with the Merger, consisting principally of investment banking fees, management bonuses, and legal and accounting fees. In addition, the 2004 period results include the benefit of reducing the obligation under one of our European pension plans $0.5 million due to a change in French law. The 2005 results include added professional fee expenses associated with being a public registrant and added travel costs associated with providing technical support to our European operations as we work to implement cost improvement initiatives.

Interest Expense, Net

Net interest expense increased $7.5 million to $12.2 million for the 2005 period from $4.7 million for the 2004 period. Higher interest expense in the 2005 period relative to the 2004 period was caused primarily by increased debt levels incurred as a result of the Merger and higher interest rates under our senior credit facilities.

Other Expenses, Net

Net other expenses decreased $2.4 million to $1.3 million for the 2005 period from $3.7 million for the 2004 period. The 2004 period results include the write-off of $1.9 million in unamortized debt issue costs associated with our former bank agreement, which was refinanced in connection with the Merger.

Tax Provision

For the 2005 period, we recorded an income tax provision of $0.2 million. This amount is less than the amount that would be calculated using the United States statutory rate of 34.0% primarily due to the recording of a reduction in legal profit sharing contribution expense caused by the loss before tax provision by our European operations. Under French law the legal profit sharing contribution is assessed on income before taxes, and therefore is treated by us as a component of our tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses including working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. Capital expenditures for 2005 are expected to be $22-24 million, of which $8.5 million was spent in the six months ended June 30, 2005.

Our principal sources of cash to fund short- and long-term liquidity needs consist of cash generated by operations and borrowing under our revolving credit facilities.

The Sager acquisition was primarily financed indirectly through equity contributions from the shareholders of Micron in the amount of $10.0 million.

The indenture governing the Notes and the agreement governing the senior credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

We amended our senior credit facilities on April 25, 2005, effective March 31, 2005. Our amended senior credit facilities require us to meet a number of financial ratio tests, including interest coverage and senior and total leverage ratios. Our amended senior credit facilities also limit the amount of capital expenditures we may make. As of June 30, 2005, we were in compliance with the covenants contained in the indenture governing the Notes and our amended senior credit facilities. The financial covenants in our amended senior credit facilities are less restrictive than the original agreement and were structured to provide us with flexibility sufficient for us to remain in compliance with such covenants throughout 2005. However, OEM and Tier I manufacturers' production schedules have been reduced over the past quarter, and continued reductions in their production schedules could impact our ability to maintain compliance with the covenants in our amended senior credit facilities as early as in the third quarter of 2005. If we are unable to maintain compliance with these covenants, we may have to seek to renegotiate these covenants with our senior lenders. If it becomes necessary to seek to renegotiate the terms of our amended senior credit facilities, there can be no assurances that we would reach an agreement that contained terms acceptable to us. If we are ultimately unsuccessful, the lenders would have the ability to exercise all of the remedies provided for in the amended senior credit facilities upon an event of default.

Six Months Ended June 30, 2005

Cash provided by operating activities of $8.4 million during the six months ended June 30, 2005 reflects net income, excluding non-cash and other reconciling items of $10.4 million, and an increase in net working capital of $2.0 million. The following working capital components changed significantly from December 31, 2004 to June 30, 2005:

- Accounts receivable decreased $2.4 million. Factored European accounts receivable increased $3.5 million from December 31, 2004 to June 30, 2005. This partially offset by the negative impact on cash flow of a number of European and North American customers lengthening payment terms over the course of 2004 and the first half of 2005.

- Inventories increased $2.7 million due primarily to the growth in our business during the latter part of the second quarter of 2005 compared to the latter part of the fourth quarter of 2004. In addition, the value of raw material inventories has risen consistent with the rise in steel and perishable tooling prices. Finally, machinery spare parts inventories have increased consistent with the addition of new types of equipment.

- Accounts payable decreased $3.0 million. Production in our European operations during second quarter of 2005 was less than the fourth quarter of 2004.

Cash used in investing activities of $20.0 million during the six months ended June 30, 2005 mainly consisted of the purchase price and professional fees spent to acquire Sager of $9.9 million and capital expenditures primarily for production equipment of $8.5 million.

Cash provided by financing activities of $12.8 million during the six months ended June 30, 2005 mainly consisted of $10.0 million in shareholder contributions from the shareholders of Micron received to fund the purchase of Sager and $6.7 million in net borrowings under lines of credit with our banks offset by $3.1 million in scheduled payments on our senior credit facilities and other indebtedness.

FOREIGN OPERATIONS

During the three months ended June 30, 2005, our North American operations exported $4.2 million of product to customers located in foreign countries, and our foreign operations shipped $51.4 million of product to customers from their facilities. During the six months ended June 30, 2005, our North American operations exported $8.8 million of product to customers located in foreign countries, and our foreign operations shipped $105.1 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

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

CRITICAL ACCOUNTING POLICIES

No material changes have been made to our critical accounting policies during the first six months of 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have managed and may in the future manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2004 or June 30, 2005.

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

The financial position and results of operations of our subsidiary in Brazil are measured in Brazilian reais and translated into USD. With respect to approximately 60% of this subsidiary's sales, expenses are generally incurred in Brazilian reais, but sales are invoiced in USD. As such, results of operations with regard to these sales are directly influenced by a weakening or strengthening of the Brazilian real as compared to the USD. The effects of foreign currency fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that these sales and related expenses associated therewith are generally incurred in Brazilian reais and the reported income thereon will be higher or lower depending on a weakening or strengthening of the USD as compared to the Brazilian real. Our consolidated net assets as of June 30, 2005 include 0.8% based in France and 6.1% based in Brazil, and were translated into USD at the exchange rates in effect at that date (2.3541 Brazilian reais per USD, and 1.2092 USD per euro). Accordingly, our consolidated net assets will fluctuate depending on the weakening or strengthening of the USD as compared to these currencies as a result of foreign currency translation adjustments.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley").

31.2      Certification of Chief Financial Officer pursuant to Section 302 of
          Sarbanes-Oxley.

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

                                   SIGNATURES

Autocam Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTOCAM CORPORATION


August 15, 2005                         /s/ John C. Kennedy
      Date                              ----------------------------------------
                                        John C. Kennedy
                                        President

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley").

31.2      Certification of Chief Financial Officer pursuant to Section 302 of
          Sarbanes-Oxley.

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.