Form 10-Q
period 2005-09-30
AUTOCAM CORP/MI
filed 2005-11-10
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ______________ to ______________

                        COMMISSION FILE NUMBER 333-119215

                               AUTOCAM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Michigan                                          38-2790152
     (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

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

                                 YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at November 8, 2005
----------------------------                     -------------------------------
COMMON STOCK, $.01 PAR VALUE                               100 SHARES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 2004 and
             September 30, 2005                                             2

          Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the Three and Nine Months Ended
             September 30, 2004 and 2005                                    3

          Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2004 and 2005                       4

          Notes to Consolidated Financial Statements                        5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       24

Item 4.   Controls and Procedures                                          25

                           PART II - OTHER INFORMATION

Item 6.   Exhibits                                                         26

Signatures                                                                 27

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                               2004            2005
                                                                           ------------   -------------
Amounts in thousands, except share information                                      (successor)
Assets
Current assets:
Cash and equivalents                                                         $  2,117        $  1,281
Accounts receivable, net of allowances of $618 and $818, respectively          58,360          53,193
Inventories                                                                    36,947          39,492
Prepaid expenses and other current assets                                       3,485           4,240
                                                                             --------        --------
Total current assets                                                          100,909          98,206

Property, plant and equipment, net                                            177,285         166,224
Goodwill                                                                      268,039         225,885
Other long-term assets                                                         23,199          24,920
                                                                             --------        --------

Total Assets                                                                 $569,432        $515,235
                                                                             ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                                  $ 12,942        $  9,837
Accounts payable                                                               46,688          39,097
Accrued liabilities                                                            20,561          20,073
                                                                             --------        --------
Total current liabilities                                                      80,191          69,007
                                                                             --------        --------

Long-term obligations, net of current maturities                              275,839         271,337
Deferred taxes and other                                                       48,042          46,516

Shareholders' equity:
Common stock - $.01 par value; 100 shares authorized, issued and outstanding as of December 31, 2004 and September 30, 2005
Additional paid-in capital                                                    145,112         155,140
Accumulated other comprehensive income                                         19,694           7,554
Retained earnings (accumulated deficit)                                           554         (34,319)
                                                                             --------        --------

Total shareholders' equity                                                    165,360         128,375
                                                                             --------        --------

Total Liabilities and Shareholders' Equity                                   $569,432        $515,235
                                                                             ========        ========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


                                                                    THREE MONTHS ENDED
                                               SIX MONTHS ENDED       SEPTEMBER 30,       NINE MONTHS ENDED
                                                   JUNE 30,       ---------------------     SEPTEMBER 30,
                                                     2004           2004        2005             2005
                                               ----------------   -------   -----------   -----------------
Amounts in thousands                             (predecessor)              (successor)
                                                                  -----------------------------------------
Sales                                              $184,489       $80,249    $ 85,416          $261,757
Cost of sales                                       153,426        68,348      76,631           227,743
Goodwill impairment                                                            33,000            33,000
                                                   --------       -------    --------          --------
Gross profit (loss)                                  31,063        11,901     (24,215)            1,014
Selling, general and administrative expenses         17,337         5,244       4,768            15,591
                                                   --------       -------    --------          --------
Income (loss) from operations                        13,726         6,657     (28,983)          (14,577)
Interest expense, net                                 4,666         5,705       6,329            18,524
Other expenses, net                                   3,672           681       1,134             2,418
                                                   --------       -------    --------          --------
Income (loss) before tax provision                    5,388           271     (36,446)          (35,519)
Tax provision                                         3,211           411        (832)             (646)
                                                   --------       -------    --------          --------
Net Income (Loss)                                  $  2,177         ($140)   ($35,614)         ($34,873)
                                                   ========       =======    ========          ========

Statements of Comprehensive Income (Loss):
Net income (loss)                                  $  2,177         ($140)   ($35,614)         ($34,873)
Other comprehensive income (loss):
Foreign currency translation adjustments             (1,138)        5,046       1,276           (12,140)
Amortization of interest rate agreements                135
                                                   --------       -------    --------          --------
Comprehensive Income (Loss)                        $  1,174       $ 4,906    ($34,338)         ($47,013)
                                                   ========       =======    ========          ========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS     THREE MONTHS    NINE MONTHS
                                                              ENDED           ENDED           ENDED
                                                             JUNE 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                               2004            2004            2005
                                                          -------------   -------------   -------------
Amounts in thousands                                      (predecessor)    (successor)     (successor)
Net cash provided by (used in) operating activities         $  10,694          ($409)       $ 12,223

Cash flows from investing activities:
Expenditures for property, plant and equipment                (10,676)        (5,487)        (13,450)
Equipment deposits paid (to be refunded), net                     808            333          (1,556)
Acquisition costs                                                                             (9,919)
Other                                                            (339)           307              43
                                                            ---------        -------        --------
Net cash used in investing activities                         (10,207)        (4,847)        (24,882)
                                                            ---------        -------        --------
Cash flows from financing activities:
Borrowings (repayments) on lines of credit, net                (3,531)         2,000           7,430
Proceeds from issuance of long-term obligations               247,248            270             802
Principal payments of long-term obligations                  (109,940)        (1,529)         (5,119)
Payments to shareholders and option holders                  (232,663)
Shareholder contributions                                     115,400                         10,028
Debt issue costs and other                                    (10,855)          (675)         (1,381)
                                                            ---------        -------        --------
Net cash provided by financing activities                       5,659             66          11,760
                                                            ---------        -------        --------
Effect of exchange rate changes on cash and equivalents           (18)            62              63
                                                            ---------        -------        --------
Increase (decrease) in cash and equivalents                     6,128         (5,128)           (836)
Cash and equivalents at beginning of period                     1,075          7,203           2,117
                                                            ---------        -------        --------
Cash and Equivalents at End of Period                       $   7,203        $ 2,075        $  1,281
                                                            =========        =======        ========

                See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

Goodwill - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company evaluates for indicators of impairment the carrying value of its goodwill at least on an annual basis and on an interim basis if indicators of potential impairment arise between annual evaluations. The Company's European segment continues to experience unfavorable operating results, primarily as a result of lower production volumes on key programs, excessive labor costs, increased customer pricing pressure and higher raw material costs. As a result, the Company concluded that the European reporting unit's goodwill has been impaired and has recorded against its third quarter 2005 results a goodwill impairment loss of $33,000. The fair value of that reporting unit was estimated using the present value of expected future cash flows. This charge does not result in current or future cash expenditures.

Stock-based compensation -- The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no stock-based employee compensation cost is reflected in net income (loss) as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of the grant. Had stock-based employee compensation cost of the Company's stock option plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of the Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                              THREE MONTHS
                              SIX MONTHS          ENDED         NINE MONTHS
                                ENDED         SEPTEMBER 30,        ENDED
                               JUNE 30,     ----------------   SEPTEMBER 30,
                                 2004        2004     2005          2005
                            -------------   -----   --------   -------------
                            (predecessor)              (successor)
                                            --------------------------------
As reported                    $2,177       ($140)  ($35,614)    ($34,873)
Compensation expense, net
   of related tax effects        (280)       (100)      (100)        (300)
                               ------       -----   --------     --------
Pro forma                      $1,897       ($240)  ($35,714)    ($35,173)
                               ======       =====   ========     ========

The fair value approach was used to value all option grants, with the following weighted-average assumptions: risk-free interest rate, 4%-4.57%; and expected life of options, 10 years.

Pension Plans -- The Company sponsors defined benefit pension plans for substantially all employees of its French subsidiaries. Set forth below are the components of net periodic benefit cost for the plans of the Company's French subsidiaries, Frank & Pignard, SA, ("F&P") and Bouverat Industries, SA ("Bouverat"):

                                     SIX MONTHS ENDED          THREE MONTHS ENDED
                                       JUNE 30, 2004           SEPTEMBER 30, 2004
                                 ------------------------   ------------------------
                                 F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                 --------   -------------   --------   -------------
Service and interest costs          $74          $58           $37          $29
Expected return on plan assets                   (16)                        (8)
                                    ---          ---           ---          ---
Net periodic benefit cost           $74          $42           $37          $21
                                    ===          ===           ===          ===

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30, 2005         SEPTEMBER 30, 2005
                                 ------------------------   ------------------------
                                 F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                 --------   -------------   --------   -------------
Service and interest costs          $37          $29          $111          $87
Expected return on plan assets                    (8)                       (24)
                                    ---          ---          ----          ---
Net periodic benefit cost           $37          $21          $111          $63
                                    ===          ===          ====          ===

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

On June 15, 2005, Autocam Greenville, Inc., a wholly-owned subsidiary of Autocam, acquired the stock of Sager Precision Technologies, Inc. for $9,902 in cash and the assumption of $240 in capital lease obligations. In accordance with the purchase agreement, the Company has recognized a receivable from the seller of $314 representing a shortfall in working capital on June 15, 2005. Additional consideration will be paid to the seller if earnings before interest, taxes, depreciation and amortization exceed certain levels for the year ending June 30, 2006. The purchase price was primarily financed indirectly through $10,028 in equity contributions from the shareholders of Micron. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $5,053.

3. INVENTORIES

Set forth below are the components of Inventories:

                      DECEMBER 31,   SEPTEMBER 30,
                          2004            2005
                      ------------   -------------
Raw materials            $11,030        $12,037
Production supplies        7,188          7,357
Work in-process           12,979         13,869
Finished goods             5,750          6,229
                         -------        -------
Total Inventories        $36,947        $39,492
                         =======        =======

4. PROPERTY, PLANT AND EQUIPMENT, NET

Set forth below are the components of Property, Plant and Equipment, Net:

                                           DECEMBER 31,   SEPTEMBER 30,
                                               2004            2005
                                           ------------   -------------
Buildings and land                           $ 10,838       $ 11,052
Machinery and equipment                       161,407        160,630
Furniture and fixtures                         11,041         11,236
                                             --------       --------
Total                                         183,286        182,918
Accumulated depreciation                       (6,001)       (16,694)
                                             --------       --------
Total Property, Plant and Equipment, Net     $177,285       $166,224
                                             ========       ========

5. LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations (percentages represent interest rates as of September 30, 2005):

                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                         2004            2005
                                                                     ------------   -------------
Senior Credit Facilities:
   USD term note, 7.313-7.688%                                         $ 32,835       $ 32,588
   Eurocurrency term note, 5.896%                                        83,269         70,784
   Multi-currency revolving line of credit, 7.313%                       18,000         26,000
                                                                       --------       --------
Total senior credit facilities                                          134,104        129,372

Senior subordinated notes, 10.875%, net of original issue discount      137,043        137,277
Capital leases, from 2.14% to 19.62%                                     12,659          9,330
Other                                                                     4,975          5,195
                                                                       --------       --------
Total long-term obligations                                             288,781        281,174
Current portion                                                         (12,942)        (9,837)
                                                                       --------       --------
Long-term portion                                                      $275,839       $271,337
                                                                       ========       ========

Effective March 31, 2005, Autocam and its wholly owned subsidiary, Autocam France, SARL, entered into an amendment to its senior credit facilities agreement (the "Amendment"). Pursuant to the Amendment, among other things, the financial covenants related to interest coverage and leverage ratios (each as defined in the senior credit facilities agreement) were amended to make them less restrictive, a new senior leverage ratio (as defined in the Amendment) was established, the principal amortization on the Eurocurrency term note provided under the senior credit facilities agreement was restructured and the interest rate margins applicable to the loans provided under the senior credit facilities agreement were increased.

In connection with the Merger, Titan and certain, but not all, of the subsidiaries of Autocam fully and unconditionally guaranteed the Notes. The following table sets forth the guarantor and non-guarantor subsidiaries of Autocam with respect to the Notes as of September 30, 2005:

         GUARANTOR SUBSIDIARIES                        NON-GUARANTOR SUBSIDIARIES
         ----------------------                        --------------------------
Autocam-Pax, Inc.                         Autocam-Har, Inc.
Autocam Acquisition, Inc.                 Autocam France, SARL
Autocam Laser Technologies, Inc.          Frank & Pignard, SA
Autocam International Ltd.                Bouverat Industries, SA
Autocam Europe, B.V.                      Autocam do Brasil Usinagem Ltda.
Autocam International Sales Corporation   Autocam Foreign Sales Corporation
Autocam Greenville, Inc.                  Wuxi Kent Precision Automotive Components Co., Ltd.
Autocam South Carolina, Inc.

Information regarding the guarantors and non-guarantors are as follows:

                                                 TITAN
CONSOLIDATING STATEMENT OF OPERATIONS           (PARENT                    SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2004                  COMPANY             -------------------------
(predecessor)                                    ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
-------------------------------------          --------   -------   ---------   -------------   ------------   ------------
Sales                                                     $64,212    $11,061       $112,477       ($3,261)       $184,489
Cost of sales                                              55,053      7,848         93,786        (3,261)        153,426
                                                          -------    -------       --------                      --------
Gross profit                                                9,159      3,213         18,691                        31,063
Selling, general and administrative expenses   $  6,438     5,214        591          5,094                        17,337
                                               --------   -------    -------       --------                      --------
Income (loss) from operations                    (6,438)    3,945      2,622         13,597                        13,726
Interest expense, net                                       1,472        291          2,903                         4,666
Other expense, net                                   19     2,358         21          1,274                         3,672
                                               --------   -------    -------       --------                      --------
Income (loss) before tax provision               (6,457)      115      2,310          9,420                         5,388
Tax provision                                    (2,195)       38        801          4,567                         3,211
                                               --------   -------    -------       --------                      --------
Net Income (Loss)                               ($4,262)  $    77    $ 1,509       $  4,853                      $  2,177
                                               ========   =======    =======       ========                      ========

                                                TITAN
CONSOLIDATING STATEMENT OF OPERATIONS          (PARENT                     SUBSIDIARIES
THREE MONTHS ENDED SEPTEMBER 30, 2004          COMPANY              -------------------------
(successor)                                     ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
-------------------------------------          -------   --------   ---------   -------------   ------------   ------------
Sales                                                    $ 28,807     $4,342       $48,936        ($1,836)       $80,249
Cost of sales                                              25,322      3,393        41,469         (1,836)        68,348
                                                         --------     ------       -------                       -------
Gross profit                                                3,485        949         7,467                        11,901
Selling, general and administrative expenses                2,453        293         2,498                         5,244
                                                         --------     ------       -------                       -------
Income from operations                                      1,032        656         4,969                         6,657
Interest expense, net                                       4,096        150         1,459                         5,705
Other expense, net                              $   9         358                      314                           681
                                                -----    --------     ------       -------                       -------
Income (loss) before tax provision                (9)      (3,422)       506         3,196                           271
Tax provision                                     (3)      (1,166)       177         1,403                           411
                                                -----    --------     ------       -------                       -------
Net Income (Loss)                                ($6)     ($2,256)    $  329       $ 1,793                         ($140)
                                                =====    ========     ======       =======                       =======

                                                TITAN
CONSOLIDATING STATEMENT OF OPERATIONS          (PARENT                     SUBSIDIARIES
THREE MONTHS ENDED SEPTEMBER 30, 2005          COMPANY              -------------------------
(successor)                                     ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
-------------------------------------          -------   --------   ---------   -------------   ------------   ------------
Sales                                                    $ 34,058     $8,559      $  45,094       ($2,295)      $  85,416
Cost of sales                                              29,441      6,328         43,157        (2,295)         76,631
Goodwill impairment                                                                  33,000                        33,000
                                                         --------     ------      ---------                     ---------
Gross profit (loss)                                         4,617      2,231        (31,063)                      (24,215)
Selling, general and administrative expenses                1,774        510          2,484                         4,768
                                                         --------     ------      ---------                     ---------
Income (loss) from operations                               2,843      1,721        (33,547)                      (28,983)
Interest expense, net                                       4,163        380          1,786                         6,329
Other expense, net                                            384                       750                         1,134
                                                         --------     ------      ---------                     ---------
Income (loss) before tax provision                         (1,704)     1,341        (36,083)                      (36,446)
Tax provision                                                (353)       449           (928)                         (832)
                                                         --------     ------      ---------                     ---------
Net Income (Loss)                                         ($1,351)    $  892       ($35,155)                     ($35,614)
                                                         ========     ======      =========                     =========

                                                TITAN
CONSOLIDATING STATEMENT OF OPERATIONS          (PARENT                     SUBSIDIARIES
NINE MONTHS ENDED SEPTEMBER 30, 2005           COMPANY              -------------------------
(successor)                                     ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
-------------------------------------          -------   --------   ---------   -------------   ------------   ------------
Sales                                                    $ 99,387    $19,853      $ 150,223       ($7,706)      $ 261,757
Cost of sales                                              85,491     14,126        135,832        (7,706)        227,743
Goodwill impairment                                                                  33,000                        33,000
                                                         --------    -------      ---------                     ---------
Gross profit (loss)                                        13,896      5,727        (18,609)                        1,014
Selling, general and administrative expenses                5,450      1,245          8,896                        15,591
                                                         --------    -------      ---------                     ---------
Income (loss) from operations                               8,446      4,482        (27,505)                      (14,577)
Interest expense, net                                      12,405        757          5,362                        18,524
Other expense (income), net                     $  15       1,109        (15)         1,309                         2,418
                                                -----    --------    -------      ---------                     ---------
Income (loss) before tax provision                (15)     (5,068)     3,740        (34,176)                      (35,519)
Tax provision                                      (5)     (1,529)     1,275           (387)                         (646)
                                                -----    --------    -------      ---------                     ---------
Net Income (Loss)                                ($10)    ($3,539)   $ 2,465       ($33,789)                     ($34,873)
                                                =====    ========    =======      =========                     =========

CONDENSED CONSOLIDATING STATEMENT                       TITAN
OF CASH FLOWS                                          (PARENT                      SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2004                         COMPANY               -------------------------
(predecessor)                                           ONLY)     AUTOCAM    GUARANTOR   NON-GUARANTOR   CONSOLIDATED
---------------------------------                     --------   ---------   ---------   -------------   ------------
Net cash provided by (used in) operating activities    ($6,457)  $   2,206     $ 207       $ 14,738       $  10,694
Expenditures for property, plant and equipment                      (3,880)     (205)        (6,591)        (10,676)
Borrowings (repayments) on lines of credit, net         (1,280)     21,829                  (24,080)         (3,531)
Proceeds from issuance of long-term obligations                    169,888                   77,360         247,248
Principal payments of long-term obligations                        (51,268)                 (58,672)       (109,940)
Payments to shareholders and option holders           (232,663)                                            (232,663)
Shareholder contributions                              115,400                                              115,400
Dividends received (paid)                              125,000    (125,000)
Debt issue costs                                                   (10,855)                                 (10,855)
Other                                                                 (145)                     596             451
                                                                 ---------     -----       --------       ---------
Net increase in cash and equivalents                                 2,775         2          3,351           6,128
Cash and equivalents at beginning of period                            750         2            323           1,075
                                                                 ---------     -----       --------       ---------
Cash and Equivalents at End of Period                            $   3,525     $   4       $  3,674       $   7,203
                                                                 =========     =====       ========       =========

CONDENSED CONSOLIDATING STATEMENT                       TITAN
OF CASH FLOWS                                          (PARENT                      SUBSIDIARIES
THREE MONTHS ENDED SEPTEMBER 30, 2004                  COMPANY               -------------------------
(successor)                                             ONLY)     AUTOCAM    GUARANTOR   NON-GUARANTOR   CONSOLIDATED
-------------------------------------                 --------   ---------   ---------   -------------   ------------
Net cash provided by (used in) operating activities               ($4,574)     $ 782        $ 3,383         ($  409)
Expenditures for property, plant and equipment                       (815)      (783)        (3,889)         (5,487)
Borrowings on lines of credit, net                                  2,000                                     2,000
Principal payments of long-term obligations                           (82)                   (1,447)         (1,529)
Other                                                                  62                       235             297
                                                                 --------      -----        -------        --------
Net decrease in cash and equivalents                               (3,409)        (1)        (1,718)         (5,128)
Cash and equivalents at beginning of period                         3,525          4          3,674           7,203
                                                                 --------      -----        -------        --------
Cash and Equivalents at End of Period                            $    116      $   3        $ 1,956        $  2,075
                                                                 ========      =====        =======        ========

CONDENSED CONSOLIDATING STATEMENT                       TITAN
OF CASH FLOWS                                          (PARENT                    SUBSIDIARIES
NINE MONTHS ENDED SEPTEMBER 30, 2005                   COMPANY             -------------------------
(successor)                                             ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   CONSOLIDATED
------------------------------------                  --------   -------   ---------   -------------   ------------
Net cash provided by (used in) operating activities      ($15)     ($860)      ($440)     $13,538        $ 12,223
Expenditures for property, plant and equipment                    (4,570)       (165)      (8,715)        (13,450)
Acquisition costs                                                    (17)     (9,902)                      (9,919)
Borrowings (repayments) on lines of credit, net                    8,000                     (570)          7,430
Intercompany transactions                             (10,013)      (719)     10,732
Principal payments of long-term obligations                         (276)                  (4,843)         (5,119)
Shareholder contributions                              10,028                                              10,028
Other                                                             (1,789)        (32)        (208)         (2,029)
                                                                 -------     -------      -------        --------
Net increase (decrease) in cash and equivalents                     (231)        193         (798)           (836)
Cash and equivalents at beginning of period                        1,087           2        1,028           2,117
                                                                 -------     -------      -------        --------
Cash and Equivalents at End of Period                            $   856     $   195      $   230        $  1,281
                                                                 =======     =======      =======        ========

                                                         TITAN
CONDENSED CONSOLIDATING BALANCE SHEET                  (PARENT                      SUBSIDIARIES
DECEMBER 31, 2004                                       COMPANY              -------------------------
(successor)                                              ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
-------------------------------------                  --------   --------   ---------   -------------   ------------   ------------
Assets
Current assets:
Cash and equivalents                                              $  1,087    $     2      $   1,028                      $  2,117
Accounts receivable, net                                            20,329      1,700         37,202        ($871)          58,360
Inventories                                                         10,314      1,501         25,132                        36,947
Prepaid expenses and other current assets                            1,148         78          2,259                         3,485
                                                                  --------    -------      ---------        -----         --------
Total current assets                                                32,878      3,281         65,621         (871)         100,909
Property, plant and equipment, net                                  29,772      5,637        141,457          419          177,285
Goodwill                                               $116,399          3                   151,637                       268,039
Due from (to) affiliates                                            31,102     (4,142)       (26,847)        (113)
Investments in affiliates                                28,661     99,034     (3,458)      (123,815)        (422)
Other long-term assets                                              18,120         50          5,029                        23,199
                                                       --------   --------    -------      ---------        -----         --------
Total Assets                                           $145,060   $210,909    $ 1,368      $ 213,082        ($987)        $569,432
                                                       ========   ========    =======      =========        =====         ========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                       $    330                  $ 12,612                      $ 12,942
Accounts payable                                                     9,232    $   184         38,256        ($984)          46,688
Accrued liabilities                                        ($34)     4,005        369         16,224           (3)          20,561
                                                       --------   --------    -------      ---------        -----         --------
Total current liabilities                                   (34)    13,567        553         67,092         (987)          80,191
                                                       --------   --------    -------      ---------        -----         --------
Long-term obligations, net of current maturities                   187,548                    88,291                       275,839
Deferred taxes and other                                            11,097                    36,945                        48,042
Shareholders' equity (deficit):
Capital stock                                           145,112                                                            145,112
Accumulated other comprehensive income                               2,483                    17,211                        19,694
Retained earnings (accumulated deficit)                     (18)    (3,786)       815          3,543                           554
                                                       --------   --------    -------      ---------                      --------
Total shareholders' equity (deficit)                    145,094     (1,303)       815         20,754                       165,360
                                                       --------   --------    -------      ---------        -----         --------
Total Liabilities and Shareholders' Equity (Deficit)   $145,060   $210,909    $ 1,368      $ 213,082        ($987)        $569,432
                                                       ========   ========    =======      =========        =====         ========

                                                         TITAN
CONDENSED CONSOLIDATING BALANCE SHEET                  (PARENT                      SUBSIDIARIES
SEPTEMBER 30, 2005                                      COMPANY              -------------------------
(successor)                                              ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   CONSOLIDATED
-------------------------------------                  --------   --------   ---------   -------------   ------------   ------------
Assets
Current assets:
Cash and equivalents                                              $    856    $    195     $     230                      $  1,281
Accounts receivable, net                                            26,958       2,929        24,960       ($1,654)         53,193
Inventories                                                         10,703       4,012        23,676         1,101          39,492
Prepaid expenses and other current assets                            1,737         574         1,929                         4,240
                                                                  --------    --------     ---------       -------        --------
Total current assets                                                40,254       7,710        50,795          (553)         98,206

Property, plant and equipment, net                                  31,392       7,902       126,124           806         166,224
Goodwill                                               $116,507         80       5,053       104,245                       225,885
Due from (to) affiliates                                 11,967     26,271     (12,020)      (25,112)         (983)            123
Investments in affiliates                                26,613    101,081      (3,458)     (123,880)         (356)
Other long-term assets                                              18,966         210         5,521           100          24,797
                                                       --------   --------    --------     ---------       -------        --------
Total Assets                                           $155,087   $218,044    $  5,397     $ 137,693         ($986)       $515,235
                                                       ========   ========    ========     =========       =======        ========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                       $    330    $     48     $   9,459                      $  9,837
Accounts payable                                                    11,685         718        27,548         ($854)         39,097
Accrued liabilities                                        ($19)     6,989         500        12,603                        20,073
                                                       --------   --------    --------     ---------       -------        --------
Total current liabilities                                   (19)    19,004       1,266        49,610          (854)         69,007
                                                       --------   --------    --------     ---------       -------        --------
Long-term obligations, net of current maturities                   195,535         164        75,638                       271,337
Deferred taxes and other                                            10,963         689        34,864                        46,516

Shareholders' equity (deficit):
Capital stock                                           155,140                                  132          (132)        155,140
Accumulated other comprehensive income                                (140)                    7,694                         7,554
Retained earnings (accumulated deficit)                     (34)    (7,318)      3,278       (30,245)                      (34,319)
                                                       --------   --------    --------     ---------       -------        --------
Total shareholders' equity (deficit)                    155,106     (7,458)      3,278       (22,419)         (132)        128,375
                                                       --------   --------    --------     ---------       -------        --------
Total Liabilities and Shareholders' Equity (Deficit)   $155,087   $218,044    $  5,397     $ 137,693         ($986)       $515,235
                                                       ========   ========    ========     =========       =======        ========

6.   BUSINESS SEGMENT INFORMATION

The Company has three operating segments: North America, Europe and South America. The North American segment provides precision-machined components primarily to the transportation and medical devices industries, while the European and South American segments provide precision-machined components primarily to the transportation industry. The Company has a small operation in China that is grouped with its European operations for business segmentation purposes. The Company has assigned specific business units to a segment based principally on their geographical location. Each of the Company's segments is individually managed and has separate financial results reviewed by the Company's chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets. Set forth below is business segment information for the identified periods:

                                                                    SIX          THREE MONTHS ENDED         NINE
                                                                MONTHS ENDED        SEPTEMBER 30,       MONTHS ENDED
                                                                  JUNE 30,     ----------------------   SEPTEMBER 30,
                                                                    2004         2004         2005           2005
                                                               -------------   --------   -----------   -------------
                                                               (predecessor)              (successor)
                                                                               --------------------------------------
Sales to Unaffiliated Customers from Company Facilities
Located in:
North America                                                     $ 75,031     $ 32,987    $  42,172      $ 117,929
Europe                                                             100,429       40,641       35,615        120,802
South America                                                        9,029        6,621        7,629         23,026
                                                                  --------     --------     --------      ---------
Total                                                             $184,489     $ 80,249    $  85,416      $ 261,757
                                                                  ========     ========     ========      =========
Net Income (Loss) of Company Facilities Located in:
North America                                                      ($2,678)     ($1,933)       ($459)       ($1,086)
Europe                                                               3,732          747      (35,800)       (36,220)
South America                                                        1,123        1,046          645          2,433
                                                                  --------     --------     --------      ---------
Total                                                             $  2,177        ($140)    ($35,614)      ($34,873)
                                                                  ========     ========     ========      =========
Depreciation and Amortization on Assets Located in:
North America                                                     $  6,232     $    948    $   1,411      $   3,870
Europe                                                               6,190        2,491        2,707          8,347
South America                                                          532          199          327            889
                                                                  --------     --------     --------      ---------
Total                                                             $ 12,954     $  3,638    $   4,445      $  13,106
                                                                  ========     ========     ========      =========
Net Interest Expense of Company Facilities Located in:
North America                                                     $  1,763     $  4,246    $   4,543      $  13,162
Europe                                                               2,699        1,356        1,648          4,942
South America                                                          204          103          138            420
                                                                  --------     --------     --------      ---------
Total                                                             $  4,666     $  5,705    $   6,329      $  18,524
                                                                  ========     ========     ========      =========
Tax Provision of Company Facilities Located in:
North America                                                      ($1,356)       ($992)   $      96          ($259)
Europe                                                               4,068          899       (1,255)        (1,610)
South America                                                          499          504          327          1,223
                                                                  --------     --------     --------      ---------
Total                                                             $  3,211     $    411        ($832)         ($646)
                                                                  ========     ========     ========      =========
Expenditures for Property, Plant and Equipment of Facilities
Located in:
North America                                                     $  4,085     $  1,598    $   1,836      $   4,735
Europe                                                               5,434        2,926        1,743          5,777
South America                                                        1,157          963        1,323          2,938
                                                                  --------     --------     --------      ---------
Total                                                             $ 10,676     $  5,487    $   4,902      $  13,450
                                                                  ========     ========     ========      =========

                                                 DECEMBER 31,   SEPTEMBER 30,
                                                     2004            2005
                                                 ------------   -------------
                                                          (successor)
Total Assets of Company Facilities Located in:
North America                                      $205,690        $228,551
Europe                                              332,279         246,211
South America                                        31,463          40,473
                                                   --------        --------
Total                                              $569,432        $515,235
                                                   ========        ========

7.   SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income (loss) to net cash provided by (used in) operating activities for the identified periods:

                                                                      SIX MONTHS      THREE MONTHS    NINE MONTHS
                                                                         ENDED           ENDED           ENDED
                                                                       JUNE 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2004             2004           2005
                                                                     -------------   -------------   -------------
                                                                     (predecessor)            (successor)
                                                                                     -----------------------------
Net income (loss)                                                       $ 2,177          ($140)         ($34,873)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                         12,954          3,638            13,106
   Goodwill impairment                                                                                    33,000
   Deferred taxes                                                           395            311             1,208
   Realized gains and losses and other, net                               2,627           (287)              320
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                                (9,243)         4,563             2,889
      Inventories                                                        (2,899)        (2,566)           (2,284)
      Prepaid expenses and other current assets                             (44)          (442)              289
      Other long-term assets                                             (1,192)           461            (1,027)
      Accounts payable                                                    1,687         (6,986)           (2,534)
      Accrued liabilities                                                 6,962          1,305             1,615
      Deferred taxes and other                                           (2,730)          (266)              514
                                                                        -------          -----         ---------
Net Cash Provided by (Used in) Operating Activities                     $10,694          ($409)        $  12,223
                                                                        =======          =====         =========

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

OVERVIEW

Titan Holdings, Inc. ("Titan") is a holding company headquartered in Kentwood, Michigan and a wholly-owned subsidiary of Micron Holdings, Inc. ("Micron"). Its sole and wholly-owned subsidiary, Autocam Corporation ("Autocam"), together with Autocam's subsidiaries, is a leading independent manufacturer of extremely close tolerance precision-machined, metal alloy components, sub-assemblies and assemblies primarily for performance and safety critical automotive applications and medical devices. Those automotive applications in which we have significant market penetration include fuel injection, power steering, braking, electric motors and airbag systems. We provide these products from our facilities in North America, Europe, South America and Asia to some of the world's largest Tier I suppliers to the automotive industry. References throughout this document to "we," "our" or "us" refer to Titan together with its consolidated subsidiaries.

Our business and results of operations during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 were affected by the following significant events:

- On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Micron, merged with and into Titan with Titan continuing as the surviving corporation (the "Merger"). As a result, Titan became a wholly-owned subsidiary of Micron. The total amount of consideration paid in the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Titan, payments to common shareholders of Titan and the payment of transaction costs incurred by Titan, was $395.0 million. The Merger was financed with the net proceeds from the issuance of $140.0 million of senior subordinated notes issued by us and guaranteed by Titan (the "Notes"), borrowings under senior credit facilities of $114.0 million and combined common equity contributions of $143.4 million by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain members of our management team.

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

- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate for indicators of impairment the carrying value of our goodwill at least on an annual basis and on an interim basis if indicators of potential impairment arise between annual evaluations. Our European segment continues to experience unfavorable operating results, primarily as a result of lower production volumes on key programs, excessive labor costs, increased customer pricing pressure and higher raw material costs. As a result, we concluded that our European reporting unit's goodwill has been impaired and we recorded against our third quarter 2005 results a goodwill impairment loss of $33.0 million. The fair value of that reporting unit was estimated using the present value of expected future cash flows. This charge does not result in current or future cash expenditures.

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

- A significant portion of our sales and profits resulted from transactions denominated in euros. Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to the euro during the three and nine months ended September 30, 2005 relative to the same periods in 2004 positively impacted our reported results. The following table sets forth, for the periods indicated, the period end and period average exchange rates used in translating the financial statements (expressed as USD per one euro):

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                     DECEMBER 31,       SEPTEMBER 30,      SEPTEMBER 30,
                     ------------   ------------------   -----------------
                         2004          2004     2005       2004     2005
                        ------        ------   ------     ------   ------
     Average (1)                      1.2239   1.2195     1.2263   1.2651
     End of Period      1.3621                 1.2042              1.2042

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

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statements of Operations expressed as a percentage of sales:

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -----------------
                                       2004(2)   2005(2)   2004(1)   2005(2)
                                       -------   -------   -------   -------
Sales                                   100.0%    100.0%    100.0%    100.0%
Cost of sales                            85.2%     89.7%     83.8%     87.0%
Goodwill impairment                                38.6%               12.6%
                                         ----     -----     -----     -----
Gross profit (loss)                      14.8%    -28.3%     16.2%      0.4%
Selling, general and administrative
   expenses                               6.5%      5.6%      8.5%      6.0%
                                         ----     -----     -----     -----
Income (loss) from operations             8.3%    -33.9%      7.7%     -5.6%
Interest expense, net                     7.1%      7.4%      3.9%      7.1%
Other expenses, net                       0.8%      1.3%      1.6%      0.9%
                                         ----     -----     -----     -----
Income (loss) before tax provision        0.4%    -42.6%      2.2%    -13.6%
Tax provision                             0.5%     -1.0%      1.4%     -0.2%
                                         ----     -----     -----     -----
Net Income (Loss)                        -0.1%    -41.6%      0.8%    -13.4%
                                         ====     =====     =====     =====

----------
(1) Represents our consolidated results of operations reflecting the historical basis of accounting without any application of purchase accounting for the Merger for the six months ended June 30, 2004 combined with our consolidated results of operations reflecting the basis of accounting after the application of purchase accounting for the Merger for the three months ended September 30, 2004.

(2) Represents our consolidated results of operations reflecting the basis of accounting after the application of purchase accounting for the Merger.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Sales

Sales increased $5.2 million, or 6.5%, to $85.4 million for the three months ended September 30, 2005 ("the 2005 period") from $80.2 million for the three months ended September 30, 2004 ("the 2004 period"). On a constant currency basis, sales increased $3.4 million, which can be principally attributed to the following factors:

-    Factors resulting in an increase in sales:

     1. Sales of medical device components by the newly-acquired Sager facilities totaled $3.1 million in the 2005 period;

     2. Our North American operations were awarded power steering business by two new customers for whom we began production in late 2004; and

     3. Our North American operations benefited from increased sales to two fuel systems customers for a new generation fuel injector system while continuing to produce components for the old generation program.

-    Factors partially offsetting the increase in sales:

     1. Our European operations were desourced by two customers on programs for power steering and electric motor components resulting in a reduction in sales of $3.2 million when comparing the 2005 period to the 2004 period; and

     2. We granted unit price reductions to our customers totaling $1.5 million in the 2005 period.

Gross Profit (Loss)

Gross profit decreased $36.1 million to a loss of $24.2 million, or negative 28.3% of sales, for the 2005 period from $11.9 million, or 14.8% of sales, for the 2004 period. The gross profit percentage decline can generally be attributed to the following factors:

- We recorded a goodwill impairment loss of $33.0 million in the 2005 period. No such charge was recorded in the 2004 period;

- Our European operations incurred excessive labor costs during the 2005 period. Although productivity improvement initiatives focused on reducing labor were largely successful during the 2005 period, lower production volumes required a larger reduction in labor in order to maintain gross margin percentages comparable to the 2004 period. Given the largely fixed nature of direct labor in our European operations, we were unable to quickly react to the drop in demand from our customers;

- Our European operations experienced production difficulties in the 2005 period resulting in higher levels of production scrap than were experienced in the 2004 period;

- Unit price reductions of $1.5 million granted to our customers between the 2004 and 2005 periods;

- Severance and equipment move costs associated with closing a French facility and moving production to other French facilities and to our new Polish facility resulted in 2005 period costs totaling $1.5 million. Such costs were not incurred in the 2004 period; and

- Depreciation expense was $0.7 million more in the 2005 period as compared to the 2004 period reflecting an increased fixed asset base from the 2004 to the 2005 period, which outpaced sales growth when comparing the periods.

These unfavorable effects were partially offset by lower outsouring costs. The acquisition of ATI as described above reduced outsourcing costs on certain electric motor components.

Selling, General and Administrative

Selling, general and administrative expenses decreased $0.4 million to $4.8 million, or 5.6% of sales, for the 2005 period from $5.2 million, or 6.5% of sales, for the 2004 period. The 2004 period includes $0.7 million in expenses associated with the foregiveness of receivables formerly due from certain members of our management under a split-dollar life insurance program.

Interest Expense, Net

Net interest expense increased $0.6 million to $6.3 million for the 2005 period from $5.7 million for the 2004 period. Higher interest expense in the 2005 period relative to the 2004 period was caused primarily by increased debt levels and higher interest rates under our senior credit facilities.

Tax Provision

For the 2005 period, we recorded an income tax benefit of $0.8 million. This amount is less than the amount that would be calculated using the United States statutory rate of 34.0% because the goodwill impairment charge is not deductible for income tax purposes, and therefore no offsetting tax benefit has been recorded.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Sales

Sales decreased $2.9 million, or 1.1%, to $261.8 million for the nine months ended September 30, 2005 ("the 2005 period") from $264.7 million for the nine months ended September 30, 2004 ("the 2004 period"). On a constant currency basis, sales decreased $11.3 million, which can be principally attributed to the following factors:

-    Factors resulting in a decrease in Sales:

     1. Our European operations were desourced by two customers on programs for power steering and electric motor components resulting in a reduction in sales of $12.6 million when comparing the 2005 period to the 2004 period;

     2. Lower sales to a North American fuel systems customer whose primary customers lost market share and produced less vehicles in the 2005 period as compared to the 2004 period;

     3. Lower sales to a European fuel systems customer as production on the current injector program is replaced by production on a new injector program for which we do not produce components; and

     4. We granted unit price reductions to our customers totaling $4.5 million in the 2005 period.

-    Factors partially offsetting the decrease in Sales:

     1. Our North American operations were awarded power steering business by two new customers for whom we began production in late 2004;

     2. Sales of components manufactured by our South American operations have grown $7.4 million in the 2005 period relative to 2004 period as lower labor costs in those facilities (relative to those in our European and North American facilities and those of our competitors) have afforded us additional demand for high value-added components from our customers; and

     3. Sales of medical device components by the newly-acquired Sager facilities totaled $3.7 million in the 2005 period.

Gross Profit

Gross profit decreased $42.0 million to $1.0 million, or 0.4% of sales, for the 2005 period from $43.0 million, or 16.2% of sales, for the 2004 period. The gross profit percentage decline can generally be attributed to the following factors:

-    Factors resulting in a decrease in gross profit percentage:

     1. We recorded a goodwill impairment loss of $33.0 million in the 2005 period. No such charge was recorded in the 2004 period;

     2. The loss of sales volume described above resulted in decreasing margins as existing equipment and facilities were underutilized;

     3. Unit price reductions of $4.5 million granted to our customers between the 2004 and 2005 periods;

     4. Severance and equipment move costs associated with closing a French facility and moving production to other French facilities and to our new Polish facility resulted in 2005 period costs totaling $2.3 million. Such costs were not incurred in the 2004 period; and

     5. Steel price increases and surcharges, although substantially recovered from our customers during the 2005 period, were incurred thereby reducing our gross profit percentage.

-    Factors partially offsetting the decrease in gross profit percentage:

     1. Depreciation expense was $2.1 million less in the 2005 period as compared to the 2004 period as we adjusted the historical cost of our property, plant and equipment to fair market appraised values in connection with the Merger; and

     2. Outsourcing costs were significantly reduced in the 2005 period relative to the 2004 period. The acquisition of ATI as described above reduced outsourcing costs on certain electric motor components.

Selling, General and Administrative

Selling, general and administrative expenses decreased $7.0 million to $15.6 million, or 6.0% of sales, for the 2005 period from $22.6 million, or 8.5% of sales, for the 2004 period. The 2004 period results include $9.1 million in costs associated with the Merger, consisting principally of investment banking fees, management bonuses, legal and accounting fees and the foregiveness of receivables formerly due from executive managers under a split-dollar life insurance program. In addition, the 2004 period results include the benefit of reducing the obligation under one of our European pension plans $0.5 million due to a change in French law. The 2005 results include added professional fee expenses associated with being a public registrant and added travel costs associated with providing technical support to our European operations as we work to implement cost improvement initiatives.

Interest Expense, Net

Net interest expense increased $8.1 million to $18.5 million for the 2005 period from $10.4 million for the 2004 period. Higher interest expense in the 2005 period relative to the 2004 period was caused primarily by increased debt levels incurred as a result of the Merger and higher interest rates under our senior credit facilities.

Other Expenses, Net

Net other expenses decreased $2.0 million to $2.4 million for the 2005 period from $4.4 million for the 2004 period. The 2004 period results include the write-off of $1.9 million in unamortized debt issue costs associated with our former bank agreement, which was refinanced in connection with the Merger.

Tax Provision

For the 2005 period, we recorded an income tax benefit of $0.6 million. This amount is less than the amount that would be calculated using the United States statutory rate of 34.0% because the goodwill impairment charge is not deductible for income tax purposes, and therefore no offsetting tax benefit has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses including working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. Capital expenditures for 2005 are expected to be $18-20 million, of which $13.5 million was spent during the nine months ended September 30, 2005.

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

We amended our senior credit facilities effective March 31, 2005. Our amended senior credit facilities require us to meet a number of financial ratio tests, including interest coverage and senior and total leverage ratios. Our amended senior credit facilities also limit the amount of capital expenditures we may make. As of September 30, 2005, we were in compliance with the covenants contained in the indenture governing the Notes and our amended senior credit facilities. The financial covenants in our amended senior credit facilities are less restrictive than the original agreement and were structured to provide us with flexibility sufficient for us to remain in compliance with such covenants throughout 2005.

However, OEM and Tier I manufacturers' production schedules have been reduced over the past six months and we currently believe it is unlikely that we will be able to maintain compliance with the financial covenants in our amended senior credit facilities as of December 31, 2005. As a result, we anticipate engaging in discussions with our senior lenders to further amend our senior credit facilities to provide covenant relief and to enter into alternative financing to improve our liquidity. If we are unable to obtain alternative financing, or if we are unable to negotiate with our senior lenders new covenants acceptable to us, we will likely be unable to maintain compliance with the financial covenants in our existing amended senior credit facilities as of December 31, 2005 after which the lenders would have the ability to exercise all of their remedies upon an event of default.

On October 8, 2005 (the "Filing Date"), Delphi Corporation and its U.S. affiliates ("Delphi") filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi is a significant customer of ours, accounting for 12% of our gross sales in 2004 and 11% of our gross sales in the nine months ended September 30, 2005. We believe that we are a critical supplier to Delphi's continued operations as we are a sole source and just-in-time supplier for a majority of components we ship to Delphi. Critical supplier status increases the likelihood that invoices for product shipped by us to Delphi prior to the Filing Date will be collected and retained. We have had discussions with Delphi since the Filing Date and as yet have no final written agreements in place. Currently, we believe that our short- and long-term cash flow and profitability will not be impacted by the Delphi filing. Delphi's long-term survival and scope of operations are not clear at this time. The loss of Delphi as a customer or a significant reduction in Delphi's operations could have a material adverse effect on our existing and future revenues and net income.

Nine Months Ended September 30, 2005

Cash provided by operating activities of $12.2 million during the nine months ended September 30, 2005 reflects net income, excluding non-cash and other reconciling items, of $12.8 million, and an increase in net working capital of $0.5 million. The following working capital components changed significantly from December 31, 2004 to September 30, 2005:

- Accounts payable decreased $2.5 million. Production in our European operations during third quarter of 2005 was less than the fourth quarter of 2004;

- Inventories increased $2.3 million due primarily to the increased value of raw material inventories consistent with the rise in steel and perishable tooling prices. Also, machinery spare parts inventories have increased consistent with the addition of new types of equipment; and

- Accounts receivable decreased $2.9 million. Factored European accounts receivable increased $3.5 million from December 31, 2004 to September 30, 2005. This was partially offset by the negative impact on cash flow of a number of European and North American customers lengthening payment terms during 2004 and 2005.

Cash used in investing activities of $24.9 million during the nine months ended September 30, 2005 mainly consisted of capital expenditures primarily for production equipment of $13.5 million and the purchase price and professional fees spent to acquire Sager of $9.9 million.

Cash provided by financing activities of $11.8 million during the nine months ended September 30, 2005 mainly consisted of $10.0 million in contributions received from the shareholders of Micron to fund the purchase of Sager and $7.4 million in net borrowings under lines of credit with our banks offset by $5.1 million in scheduled payments on our senior credit facilities and other indebtedness.

FOREIGN OPERATIONS

During the three months ended September 30, 2005, our North American operations exported $4.3 million of product to customers located in foreign countries, and our foreign operations shipped $45.1 million of product to customers from their facilities. During the nine months ended September 30, 2005, our North American operations exported $13.1 million of product to customers located in foreign countries, and our foreign operations shipped $150.2 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) becomes effective at the beginning of our first quarter in 2006. We expect that the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with SFAS No. 123(R).

CRITICAL ACCOUNTING POLICIES

No material changes have been made to our critical accounting policies during the first nine months of 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have managed and may in the future manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2004 or September 30, 2005.

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

The financial position and results of operations of our subsidiary in Brazil are measured in Brazilian reais and translated into USD. With respect to approximately 35% of this subsidiary's sales, expenses are generally incurred in Brazilian reais, but sales are invoiced in USD. As such, results of operations with regard to these sales are directly influenced by a weakening or strengthening of the Brazilian real as compared to the USD. The effects of foreign currency fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that these sales and related expenses associated therewith are generally incurred in Brazilian reais and the reported income thereon will be higher or lower depending on a weakening or strengthening of the USD as compared to the Brazilian real.

Our consolidated net assets as of September 30, 2005 include amounts based in Europe and in South America, and were translated into USD at the exchange rates in effect at that date (1.2042 USD per euro and 2.2147 Brazilian reais per USD). Accordingly, our consolidated net assets will fluctuate depending on the weakening or strengthening of the USD as compared to these currencies as a result of foreign currency translation adjustments.

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


November 10, 2005                       /s/ John C. Kennedy
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