Form 10-K
period 2005-12-31
AUTOCAM CORP/MI
filed 2006-03-30
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

                                   ----------

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the Fiscal Year Ended December 31, 2005

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.

                                 Yes [ ] No [x]

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE ACT.

                                 Yes [ ] No [x]

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER" AND "LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT.

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                 Yes [ ] No [x]

THE COMMON STOCK OF THE REGISTRANT IS NOT PUBLICLY TRADED. THEREFORE, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK IS NOT READILY DETERMINABLE. AS OF MARCH 24, 2006, 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.    Business                                                         2
Item 1A.   Risk Factors                                                    12
Item 1B.   Unresolved Staff Comments                                       19
Item 2.    Properties                                                      19
Item 3.    Legal Proceedings                                               20
Item 4.    Submission of Matters to a Vote of Security Holders             20

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities            20
Item 6.    Selected Financial Data                                         21
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk      36
Item 8.    Financial Statements and Supplementary Data                     38
Item 9.    Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                          70
Item 9A.   Controls and Procedures                                         70
Item 9B.   Other Information                                               70

PART III
Item 10.   Directors and Executive Officers of the Registrant              70
Item 11.   Executive Compensation                                          73
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                   78
Item 13.   Certain Relationships and Related Transactions                  78
Item 14.   Principal Accountant Fees and Services                          79

PART IV
Item 15.   Exhibits and Financial Statement Schedules                      80

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

Unless otherwise indicated, all references in this report to fiscal years are to the year ending on December 31. Unless the context requires otherwise, all references in this report to "2003," "2004" and "2005" relate to the fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005.

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

We believe our scale and precision manufacturing capabilities provide a significant competitive advantage over our independent competitors, many of which are smaller and lack the capital or technology to compete effectively with us. In addition, our scale allows us to pursue long production runs of high volume parts, enabling us to lower average manufacturing costs. Our in-house engineering expertise allows us to fully integrate with customers' application design and engineering efforts during the prototyping stage, further entrenching our competitive position. Our expertise has allowed us to achieve sole-source contracts covering an estimated 80% of our 2005 sales, which we believe provides greater visibility of and stability to earnings and cash flow.

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

- Steering is our largest product category. Within the steering product category, we manufacture valve assemblies, as well as components like sleeves, torsion bars, input shafts, pinions and worms. These components are integrated into products that are sold primarily into the European and North American operations of OEMs.

- Fuel delivery is our second largest product category. Within the fuel delivery product category, we manufacture components like disk checks, pole pieces, valves, seat guides, diesel pump bodies, diesel cases, sleeves and inlet tubes. These components are integrated into products that are sold primarily into the North American operations of OEMs.

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

In addition to our core products categories, we also manufacture components and assemblies for other automotive applications and for medical devices. Our components are used in the following medical devices:

-    hand pieces for use in ophthalmic surgery;

-    spinal, hip, knee, and shoulder implant systems;

- blood cleaning and separation equipment, ultrasonic imaging equipment and DNA testing equipment; and

-    laser cut coronary and aortic stents.

Our customers are among the leaders in their respective markets for ophthalmic surgical devices, orthopedic devices and minimally invasive stent delivery systems.

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

INCREASING DEMAND FOR GLOBAL CAPABILITIES. OEMs and Tier I suppliers continue to expand their operations globally to capitalize on market opportunities. As these end use customers expand their geographic reach, they increasingly look to suppliers with the global capabilities to service their needs in those same locations. Suppliers with leading market positions and global capabilities have a competitive advantage and are best positioned to benefit from these trends. In 2005, we serviced our top six customers from more than one of our production locations.

INCREASING DEMAND FOR SAFETY AND CONVENIENCE FEATURES. We expect that growing regulatory and consumer demand for safety and convenience features will continue to drive growth across a number of our product categories. The demand for these features typically drives OEM design changes and provides an opportunity to further increase our sales. We believe we will benefit from new and expanding product demand in a number of our product categories, including:

- Steering -- Steering demand is expected to increase with the worldwide emergence of electric power-assisted steering;

- Braking Systems -- We believe pressure from consumers and regulatory agencies for safer vehicles will continue to put pressure on brake system suppliers to develop advanced systems that reduce stopping distances and control the vehicle during hard stopping and crash avoidance situations and that typically require improved technology and higher value-added precision manufactured components;

- Electric Motors -- Consumers continue to demand more convenience, comfort and safety features in their vehicles, including seat adjusters, sunroofs, lumbar supports, power sliding doors and power lift gates. CSM Worldwide, Inc., an independent market research firm for the automotive industry ("CSM"), expects the demand for these conveniences to increase to an average of 38 electric motors per vehicle in 2006 from an average of 26 electric motors per vehicle in 2000; and

- Airbags -- We believe growing customer demand for safety as well as regulatory activity will continue to increase airbag content in new vehicles principally from the demand for side and curtain airbags and a move toward "smart" airbags, which are airbag systems in which deployment is electronically controlled and typically require double the number of machined parts.

DIESEL FUEL TRENDS. Given ongoing requirements for improved emissions and better fuel consumption, fuel systems are an area of constant focus for OEMs. Diesel engines, though not as common in North America, represented over 45% of the European fuel injection market in 2005. Diesel engines continue to gain popularity for their fuel efficiency, relative environmental friendliness and durability. New technological advancements in diesel fuel injectors, including common rail fuel delivery and other forms of diesel direct injection, will require higher value-added precision manufactured components and assemblies than traditional gasoline systems. We believe our experience in the manufacture of diesel components in Europe and North America positions us well to capture increased volume from potential diesel penetration in both locations.

CONTINUED PENETRATION OF IMPORT-BRAND OEMS IN NORTH AMERICA. Import-brand OEMs, including Toyota, Honda and Nissan, continue to increase their manufacturing presence in North America. The North American market share of import-brand OEMs has grown from 28.8% in 1997 to 43.6% in 2005. CSM expects import-brand OEMs to capture 48.3% of the North American market by 2008. We believe there is an opportunity to take advantage of this trend by increasing our sales to Tier I suppliers that currently sell to import-brand OEMs.

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

BUSINESS VISIBILITY SUPPORTED BY LONG-TERM CONTRACTS. The majority of our products are sold under long-term, sole-source contracts that provide visibility on our future sales and cash flow. We focus our new product development efforts on securing long-term, sole-source contracts with Tier I automotive suppliers. Substantially all of our expected 2006 sales will be under existing contractual agreements, with much of the related capital expenditures and start-up costs already incurred. We believe that over 80% of our expected sales volumes through 2007 will come from products and customers already under contract. The long-term nature of our contracts permits us to achieve meaningful manufacturing cost reductions and sustain or improve our margins throughout a product's lifecycle as we pursue continuous manufacturing improvements.

WELL ENTRENCHED POSITIONS WITH TIER I CUSTOMER BASE. We have aligned our business with many of the world's leading Tier I suppliers. The strength of our customer relationships is evidenced by the fact that our top 10 customers have been customers for an average of more than 18 years. We believe our reputation for close tolerance, high precision manufacturing expertise provides us with a strong competitive advantage that will allow us to continue to increase our sales to both new and existing customers. Our products typically have applications in performance-critical or safety-related applications that place a premium on quality and reliability, mitigating our customer's incentive to switch suppliers. Although our products are critical to the reliability and durability of our customer's products, they typically represent only a small portion of their overall system cost. Moreover, we strategically target those Tier I suppliers that are best positioned to grow within our core product categories. Our customers include 10 of the 15 largest global Tier I automotive suppliers, including ZF Friedrichshafen AG ("ZF"), TRW, Delphi, Bosch and Siemens VDO Automotive AG.

DIVERSE BUSINESS MIX. We supply a diverse range of precision products on a global basis to a broad group of customers. Our diversity across products, geography and automobile platforms provides stability and predictability to our business. Our precision products are provided to key Tier I suppliers who typically use them in critical products and systems for numerous vehicle models from many of the world's major automobile manufacturers, including BMW, DaimlerChrysler Corporation, Ford Motor Company, General Motors Corporation, Honda, Nissan, Toyota Motor Company and Volkswagen AG. Our products are typically automobile platform neutral, mitigating our exposure to any single vehicle model or platform. We support our global customer base from 15 strategically located manufacturing facilities in North America (7), France (4), Brazil (3) and Poland (1). Our geographic reach allows us to lower shipping costs, reduce delivery times and provide opportunities to grow with our customers in their local markets.

Our breakdown of sales in 2005 by product category, geography and customer was:

                                   BY CATEGORY

Power steering    34.9%
Fuel injection    31.2%
Braking            9.3%
Electric motors    7.4%
Air bags           5.0%
Medical devices    4.6%
Other              7.6%

                                  BY GEOGRAPHY

North America   45.7%
Europe          45.7%
South America    8.6%
Asia (1)

                                   BY CUSTOMER

ZF       18.1%
TRW      16.4%
Delphi   15.1%
Bosch    11.7%
Other    38.7%

----------
(1)  Our Asian facility had not yet begun production as of December 31, 2005.

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

EXPERIENCED AND MOTIVATED MANAGEMENT TEAM. We are led by an experienced management team that averages 20 years of automotive parts manufacturing experience. The senior management team has been led by our president, John C. Kennedy, who has held that position with Autocam since he first acquired Autocam in 1988. The current management team has been responsible for developing and executing our strategy, which is focused on manufacturing expertise, profits, cash flow and profitable return on invested capital, or ROIC, throughout the product life cycle. Moreover, our senior management has deep experience with our current customer base and extensive relationships throughout the automotive industry. Mr. Kennedy and others in the management team own in the aggregate 21.0% of Parent on a fully-diluted basis.

BUSINESS STRATEGY

Our goals are to continue to increase our leading market position and leverage our manufacturing expertise and customer relationships to increase our sales and cash flow. Our strategy to achieve these goals includes the following initiatives:

FOCUS ON HIGH GROWTH AND HIGHER VALUE-ADDED PRODUCT OFFERINGS. We seek to focus our design, engineering and manufacturing expertise on higher value-added products, sub-assemblies and assemblies that are not easily manufactured. By moving up the value pyramid to the highest precision products, we expect to leverage our technologically-advanced manufacturing expertise and increase our ROIC. In addition, we seek to align our development efforts on new products in categories that we believe will benefit from technological innovation and grow faster than the industry. For example, in late 2004 and 2005, we demonstrated our ability to provide value-added products and services by performing all of the design, assembly and testing of a custom-tailored, complete hydraulic power steering valve assembly for ThyssenKrupp Presta Steertec specifically used in Mercedes Benz M-Class and Jeep Grand Cherokee vehicles.

ALIGN SALES AND MARKETING EFFORTS WITH LEADING TIER I SUPPLIERS. We seek to focus our sales and marketing efforts on Tier I suppliers that can maintain or achieve leadership positions in our product categories. By focusing our efforts on these customers during the design and prototype stages of product development, we are able to secure early access to new products and better position ourselves to supply higher value-added components and sub-assemblies. This integrated approach allowed us to achieve sole-source contracts covering an estimated 80% of our 2005 sales. In addition, as the incumbent manufacturer, we are well positioned to leverage our manufacturing expertise onto next generation parts and secure additional sales and volumes with our customers.

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

CONTINUOUSLY PURSUE PRODUCTIVITY IMPROVEMENTS AND LEAN MANUFACTURING. We have a deep culture throughout the organization of continuously pursuing efficiencies to lower costs and improve cash flows and margins. For example, in 2003 we consolidated the operations at our Chicago facility with our Kentwood and Marshall facilities, enabling us to reduce headcount and eliminate duplicate costs. In France, we have similarly undertaken efforts to reduce headcount and optimize operations to increase cash flow over the past two years. In addition, we believe we have identified additional operational initiatives to drive greater efficiency, lower costs and increase cash flow.

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

PRODUCT OVERVIEW

We organize our product lines into the following categories:

-    steering,

-    fuel,

-    braking,

-    electric motors,

-    air bags,

-    medical devices, and

-    other.

Set forth below are our sales by product line for the periods presented:

                            YEARS ENDED
                     ------------------------
PRODUCT CATEGORIES    2003     2004     2005
------------------   ------   ------   ------
(IN MILLIONS)
Steering             $ 99.9   $120.2   $121.4
Fuel                  111.0    109.1    108.4
Braking                26.4     30.6     32.5
Electric motors        41.8     39.2     25.6
Air bags               18.5     18.6     17.5
Medical devices         8.1      9.0     15.8
Other                  17.5     23.6     26.6
                     ------   ------   ------
Total revenue        $323.2   $350.3   $347.8
                     ======   ======   ======

Set forth below are our sales by product line as a percentage of total sales for the periods presented:

                         YEARS ENDED
                     ------------------
PRODUCT CATEGORIES   2003   2004   2005
------------------   ----   ----   ----
Steering              31%    34%    35%
Fuel                  34%    31%    31%
Braking                8%     9%     9%
Electric motors       13%    11%     7%
Air bags               6%     5%     5%
Medical devices        3%     3%     5%
Other                  5%     7%     8%
                     ----   ----   ----
Total revenue        100%   100%   100%
                     ====   ====   ====

STEERING. We design, engineer and manufacture steering system components, sub-assemblies and assemblies. Some of our products include sleeves, input shafts, torsion bars, and integrated pinions and sleeves as well as finished hydraulic valve assemblies. We entered this product category in 1998 with the acquisition of Frank & Pignard, S.A. ("F&P"), in France. At the time of the acquisition, we regarded F&P as a leading independent manufacturer of hydraulic power steering components and sub-assemblies in Europe. We have leveraged F&P's leading market position to develop critical components for electric power assisted steering, or EPAS, including a "torque sensing assembly." These design efforts have positioned us as an exclusive supplier to a number of leading Tier I suppliers.

Our steering component sales are predominantly generated in Europe where we serve many of the leading Tier I steering suppliers. We also have a growing presence in North and South America where we serve our top customers' local steering component needs. Our customers have penetration on a diverse OEM customer base. In Europe, OEM customers for our steering components include BMW, DaimlerChrysler, Fiat, General Motors, Honda, Nissan, Peugeot, Renault, Toyota and Volkswagen. In North and South America, OEM customers for our steering components include DaimlerChrysler, Fiat, General Motors and Peugeot.

Steering demand was historically driven by consumer demand for the comfort and safety of power steering systems. In 2005, it is estimated that the North American light vehicle market has achieved almost 100% power steering penetration with Europe at slightly over 92%. Emerging markets are expected to continue to see increased penetration of power steering as vehicle offerings become more sophisticated. We also believe that the use of EPAS technology will expand market opportunity for us as it becomes more commercially accepted.

We manufacture steering system components at our facilities in Kentwood, Michigan, Pochons, Ternier, Le Lac and Lecheres, France and Campinas, Brazil.

FUEL. We design, engineer and manufacture fuel delivery system components for use in both gasoline and diesel powered engines. Our customers' products have applications in both light vehicles as well as heavy duty trucks and off road vehicles. Some of the component parts we manufacture include disk checks, pole pieces, valves, seat guides, diesel pump bodies and diesel cases. Our status as a value-added supplier positions us to participate in the design or redesign of our customer's products. For example, we have participated in the design and manufacture of components for three successive generations of one family of fuel injectors.

Our fuel delivery systems sales are predominantly generated in North America where we serve the leading Tier I fuel injector suppliers. We also have a presence in Europe and South America where we serve our top customers' European and South American fuel delivery system component needs. Our customers' products are generally platform neutral. Examples of North America OEM customers for our fuel delivery components include DaimlerChrysler, Ford, General Motors, Nissan and Hyundai. Examples of European OEM customers for our fuel delivery components include Opal, Fiat, DaimlerChrysler and Ford. Examples of South American OEM customers for our fuel delivery components include Volkswagon and Fiat.

The fuel delivery market has been driven by a shift in technology, first from carburetion systems to fuel injectors, then from single-port fuel injectors to the multi-port fuel injectors commonly found on many vehicles today. Emission standards and performance considerations have each been a factor in this technology shift. Direct injecting systems, a newer form of fuel injectors, are gaining popularity and are expected to continue to support growth in this category. Direct injecting systems spray fuel directly into the cylinder, as opposed to the intake manifold, and provide increased fuel efficiency. This technology has become particularly important in Europe, where we have significant development efforts with a key fuel delivery systems customer. In addition, new developments in diesel fuel engines including technology-driven common rail fuel delivery and other diesel injection innovations are expected to increase the demand for high value component parts for diesel applications. We have significant development efforts underway to meet the future demand for diesel direct injection in Europe and North America.

We manufacture fuel delivery system components at our facilities in Kentwood and Marshall, Michigan, Pochons, Ternier and Lecheres, France, and Campinas and Pinhal, Brazil.

BRAKING. We design, engineer and manufacture braking system components including sleeves, seats, valve rods and push rods. We identified this market when luxury brands like Mercedes Benz and BMW first introduced premium anti-lock braking safety features to the European market. As the safety advantages of this feature became apparent, applications for "mass market" anti-lock braking systems emerged in both Europe and North America. Our growth focus in this category is on high value-added brake system applications, anti-lock brake systems and traction control and stability systems. As these systems become increasingly complex, we believe that the precision required in manufacturing components and assemblies will also increase.

Our braking system component sales are generated in Europe and North America, where we serve many of the leading Tier I suppliers. Our customers' products are generally platform neutral. In Europe, OEM customers for our braking components include DaimlerChrysler, Fiat and Volkswagen, and in North America, they include DaimlerChrysler, Ford and General Motors.

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

Our electric motor component sales are predominantly generated in Europe where we serve many of the leading Tier I suppliers. Our customers' products are generally platform neutral. OEM customers for our electric motor components include many of the major OEMs in North America and Europe.

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

We manufacture electric motor components at our facilities in Kentwood, Michigan, Lecheres, France, Boituva, Brazil and Kamienna Gora, Poland.

AIR BAGS. We engineer and manufacture air bag system components like collars, adaptors, projectiles, chargeholders, diffusers and bases for customers such as Autoliv, one of the world's largest producers of air bag systems.

Our air bag system component sales are almost entirely generated in North America where we serve leading Tier I suppliers. Our customers' products are generally platform neutral. In North America, OEM customers for our air bag components include Ford, Honda, Renault/Nissan and Toyota.

We believe the air bag system segment has significant opportunities for future growth driven by increasing consumer demand and ongoing regulatory activity. Driver and passenger air bags are now standard on all North American light vehicles. However, side curtain air bags have only achieved 29% penetration of North American light vehicles in 2005. CSM predicts that approximately 95% of North American vehicles will offer side curtain air bags by 2009. We expect state and federal regulators to continue to encourage and require OEMs to increase vehicle air bag content. Additionally, we expect pressure and publicity generated by industry groups, including the Alliance of Automobile Manufacturers and Insurance Institute for Highway Safety, will spur consumer demand for increasing use of air bags. We also expect the demand for "smart" or sensing air bags to contribute to future growth of this category. These air bags have staged deployments and typically require double the number of precision-machined parts compared to first generation air bags.

We manufacture air bag system components at our facilities in Kentwood, Marshall and Dowagiac, Michigan and Campinas, Brazil. In June 2003, we closed the Chicago, Illinois facility that originally contained Har's operations and combined it with our Kentwood and Marshall facilities to reduce costs and improve quality to our customers.

MEDICAL DEVICES. We design and manufacture a number of components and sub-assemblies primarily for ophthalmic surgical device and orthopedic implant applications. The bulk of our sales in the medical device category come from three primary customers, all of which are among the leaders in their respective markets for ophthalmic surgical and orthopedic implant devices. We manufacture our components for medical devices at our Hayward, California and Weymouth and Plymouth, Massachusetts facilities.

OTHER. Examples of some of our other products include components for automatic and manual transmissions, air conditioning compressors and engine block valve guides.

SALES AND MARKETING

The substantial majority of our sales are generated under long-term, sole-source contracts with our customers. Our contracts typically last three to seven years, but can be shorter or longer. Most of our contracts provide us with sole-source status, prohibiting our customers from purchasing competing products unless we fail to maintain prescribed levels of production quality or quantity. Our customers typically provide quarterly or annual expected production volume estimates, based on anticipated OEM production volumes that we in turn utilize to schedule production. These contracts often mandate annual price concessions of between 1% and 3%, which we have historically offset by manufacturing efficiency gains over the life of a product.

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

Our market development specialists use their technical expertise and knowledge side-by-side with our customers to thoroughly understand a customer's requirements, offer solutions to these needs, and then coordinate a manufacturing strategy to satisfy the technological and performance requirements of the customer's applications. Currently, we have market development specialists and teams in steering, fuel delivery and electric motor product groups. Examples of past activities of our market development specialists include:

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

For example, we manufacture key components for steering systems using precision turning, grinding and milling methods in various facilities. These components are then matched with key purchased components, like seals, clips and housings, and assembled using specialty precision assembly equipment in our Kentwood, Michigan facility. This assembly is then balanced according to unique vehicle performance specifications, tested, packed and shipped to our customer who then adds our valve to their steering gear product. In this example, we have refined our processes and, in some cases, customized production equipment to achieve world class precision manufacturing capabilities.

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

COMPETITION

Our competitors include Tier I suppliers as well as independent domestic and international suppliers. Many of these Tier I suppliers are larger companies that have greater financial resources than us and are also our most important customers. Over the past several years, Tier I suppliers have trended toward outsourcing the products we make, which we believe will reduce competition from those entities in the future.

We compete primarily on the basis of quality and price, and we believe that a number of barriers to entry will serve to protect our competitive position. In general, our markets are highly fragmented with few independent competitors able to match our geographic footprint and the depth and breadth of our product offerings. Our well-entrenched position with Tier I suppliers gives us an advantage to source new business from these customers. Further, our independent competitors will not be able to match our global capabilities without a substantial investment in new facilities. Finally, development of new products is capital intensive, and we believe many of our smaller competitors lack sufficient financial resources to make the necessary investments in new product lines.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The most important raw material we purchase is steel. We purchased approximately $66.5 million of steel in 2005, representing 21.7% of our total cost of goods sold. We purchase primarily high value-added specialty steel, which has historically experienced more stable pricing than commodity steel. The price of commodity steel is subject to cyclical fluctuation and cost increases were significant in 2004 and, to a lesser degree, in 2005. We are often able to pass through price changes through contractual price escalators and de-escalators tied to raw material costs. Further, we estimate that we can recoup a portion of any price increase of steel in the scrap steel market through the increased prices we receive for scrap steel left over from our manufacturing processes.

Our purchasing strategy is to deal with only high quality, dependable suppliers. We believe that we have maintained strong relationships with our key suppliers and that these relationships will continue into the foreseeable future. Based on our experience, we expect that adequate quantities of steel will be available at market prices.

EMPLOYEES

Set forth below is a distribution of our workforce by geographic segment as of the end of 2005:

                                  TOTAL
                                EMPLOYEES
                                ---------
North America (United States)       746
Europe (France and Poland)        1,191
South America (Brazil)              674
Asia (China)                          1
                                  -----
                                  2,612
                                  =====

None of our North American, Polish or Asian employees are covered by collective bargaining agreements. Governmental unions represent all of our French and South American employees. We consider our relations with our employees to be good.

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

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934 (the "Exchange Act") with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Statements that are predictive in nature that depend upon or refer to future events or conditions or that include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "would," "could" and similar expressions are forward-looking statements.

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

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition could be adversely affected.

WE HAVE SUBSTANTIAL INDEBTEDNESS, WHICH COULD AFFECT OUR ABILITY TO MEET OUR OBLIGATIONS AND MAY OTHERWISE RESTRICT OUR ACTIVITIES.

As of December 31, 2005, we had total indebtedness for borrowed money of approximately $291.2 million. In addition, at that date, $28.9 million was available for future borrowings under the multi-currency revolving credit facility and E9.3 million was available to our French subsidiary, Autocam France, SARL under the euro-denominated revolving credit facility of our senior credit facilities. We are also permitted under the terms of the indenture governing our senior subordinated notes, or the "Notes," to incur additional indebtedness in the future provided that we comply with certain financial ratios or tests. Any additional indebtedness could intensify the leverage related risks described below.

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

Our business may not generate sufficient cash flow from operations or we may be unable to borrow additional funds under our senior credit facilities or otherwise in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to refinance our debt obligations on favorable terms, it could have a significant adverse effect on our financial condition.

THE INDUSTRIES IN WHICH WE OPERATE DEPEND UPON GENERAL ECONOMIC CONDITIONS AND ARE HIGHLY CYCLICAL.

Our financial performance depends on conditions in the global automotive industry, and, generally, on the North American and European economies. Our sales to customers in the automotive and light-duty truck industries accounted for substantially all of our sales in 2005. Demand in the automotive industry fluctuates significantly in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. Any sustained weakness in demand or downturn in the economy generally could have a material adverse effect on our business, results of operations and financial condition.

Our sales are also impacted by inventory levels and OEM production levels. We cannot predict when OEMs will decide to either build or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may result in variability in our performance. Uncertainty regarding inventory levels has been exacerbated by favorable consumer financing programs initiated by OEM manufacturers, which may accelerate sales that otherwise would occur in future periods. In addition, we have historically experienced sales declines during the OEMs' scheduled shut-downs or shut-downs resulting from unforeseen events. Continued uncertainty and other unexpected fluctuations could have a material adverse effect on our business, results of operations and financial condition.

The Tier I supplier industry is also cyclical, and in large part, dependant on the overall strength of consumer demand for various types of motor vehicles. A decrease in consumer demand for motor vehicles in general or specific types of vehicles could have a material adverse effect on our business, results of operations and financial condition.

OUR BASE OF CUSTOMERS IS CONCENTRATED AND THE LOSS OF BUSINESS FROM OR BANKRUPTCY OF A MAJOR CUSTOMER OR A CHANGE IN AUTO CONSUMER PREFERENCES OR REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

Because of the relative importance of our largest customers and the high degree of concentration of OEMs in the North American automotive industry, our business is exposed to a high degree of risk related to customer concentration. Our seven largest customers accounted for 76.6% of our sales in 2005. Although we have long-term contracts with many of our customers, some of our customers are not subject to long-term contracts or may have the ability to terminate their contracts with us. The loss or bankruptcy of a major customer or a significant reduction in sales to a major customer could have a material adverse effect on us. For example, on October 8, 2005, Delphi and its United States subsidiaries filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. See discussion in Item 7 of this report.

Our customers consist primarily of Tier I suppliers, like ZF, TRW, Delphi and Bosch, that serve the large OEMs. Accordingly, while sales directly to OEMs accounted for an insignificant percentage of our sales, due to our significant Tier I customer base, adverse performance by, the bankruptcy of or production cuts at these OEMs could also adversely impact our sales to Tier I suppliers. Our sales and performance are also influenced by consumer preferences, regulatory changes and OEM new vehicle financing programs. In addition, government regulations, including those relating to fuel economy, could impact vehicle content and volume and, accordingly, have a material adverse impact on us.

INCREASES IN OUR RAW MATERIAL OR ELECTRICITY COSTS OR THE LOSS OF A SUBSTANTIAL NUMBER OF OUR SUPPLIERS OR A MATERIAL DISRUPTION IN ELECTRICITY SUPPLIES COULD AFFECT OUR FINANCIAL HEALTH.

The most significant raw material used in our business is steel. Generally, our raw materials requirements are obtainable from various sources and in the desired quantities. While we currently maintain alternative sources for raw materials, our businesses are subject to the risk of price fluctuations and periodic delays in the delivery of various raw materials and component parts. The domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. As a result of various global economic factors, rising steel prices could have a negative impact on our financial results. In addition, a failure by our suppliers to continue to supply us with various raw materials on commercially reasonable terms, or at all, would have a material adverse effect on us. Electricity costs are an element of our cost structure. To the extent there are material fluctuations in electricity costs, our margins could be adversely impacted. Any material disruption in electricity supplies could delay our production and could have a material adverse effect on us.

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

In addition, financial and operating difficulties experienced by our major customers, particularly Delphi, and the OEMs that our customers supply their products to, may result in further pricing pressures on us. Pricing pressure from customers has been a characteristic of the automotive parts industry for many years. Almost all Tier I suppliers have policies of seeking price reductions each year. We have taken steps to reduce costs and resist price reductions, but price reductions have impacted our sales and profit margins. We may also be subject to increased pricing pressures from customers because our financial information is publicly available. If we are not able to offset continued price reductions through improved operating efficiencies and reduced costs, we may lose customers or be compelled to make price concessions that may have a material adverse effect on our business, results of operations and financial condition.

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

We expect competitive pressures in our markets to remain strong. These pressures arise from existing competitors, other companies that may enter our existing or future markets and, in some cases, our customers, which themselves may decide to produce certain items sold by us. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

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

Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, we can give no assurance that claims or litigation asserting infringement by us of intellectual property rights will not be initiated in the future seeking damages, payment of royalties or licensing fees, or an injunction against the sale of our products or that we would prevail in any litigation or be successful in preventing such judgment. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights and, if not successful, we may not be able to protect the value of our intellectual property. Regardless of its outcome, any litigation, whether commenced by us or a third party, could be protracted and costly and could have a material adverse effect on our business, results of operations and financial condition.

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

WE MAY BE SUBJECT TO WORK STOPPAGES AT OUR FACILITIES OR AT THE FACILITIES OF OUR PRINCIPAL CUSTOMERS.

As is common in many European and South American jurisdictions, substantially all of our 1,191 French and 674 Brazilian employees are covered by country-wide collective bargaining agreements. There can be no assurance that future issues with our labor unions will be resolved favorably or that we will not experience a work stoppage that could materially and adversely affect our business, results of operations and financial condition. For example, in April 2004, we experienced a one hour work stoppage by some employees of our French facilities with respect to compensation negotiations then in progress. These negotiations concluded and the dispute was resolved. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business, results of operations and financial condition could be materially and adversely affected.

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

OUR ACQUISITION STRATEGY MAY BE UNSUCCESSFUL.

As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We cannot assure you that we will be able to consummate any acquisitions or that any future acquisitions will be able to be consummated at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

- the focus of management's attention to the assimilation of acquired companies and their employees and on the management of expanding operations;

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

In pursuing acquisitions, we compete against other automotive part manufacturers, some of which are larger than us and have greater financial and other resources than we have. We compete for potential acquisitions based on a number of factors, including price, terms and conditions, size and ability to offer cash, stock or other forms of consideration. Increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. As a company without public equity, we may not be able to offer attractive equity to potential sellers. Additionally, our acquisition strategy may result in significant increases in our outstanding indebtedness and debt service requirements. The terms of the Notes, the senior credit facilities and the second lien credit facility further limit acquisitions we may pursue. In addition, the negotiation of potential acquisitions may require members of management to divert their time and resources away from our operations.

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

FLUCTUATIONS IN CURRENCY EXCHANGE AND INTEREST RATES MAY SIGNIFICANTLY IMPACT OUR RESULTS OF OPERATIONS AND MAY SIGNIFICANTLY AFFECT THE COMPARABILITY OF OUR RESULTS OF OPERATIONS BETWEEN FINANCIAL PERIODS.

Our operations are conducted by subsidiaries in countries where the functional currency is not our reporting currency, the U.S. dollar. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign, or functional, currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. As a result, our financial results are impacted by currency fluctuations between the U.S. dollar and the euro and, to a lesser extent, other currencies, which are unrelated to our underlying results of operations.

In addition, as of December 31, 2005, $69.6 million, or 23.9%, of our total indebtedness was denominated in euros. While this helps us match the currency of some of our revenues and expenses with the currency of our debt repayment obligations, the carrying value of that indebtedness will fluctuate depending on currency exchange rates between the U.S. dollar and the euro. To the extent the U.S. dollar declines against the euro, interest expenses for our euro-denominated indebtedness will increase for financial reporting purposes.

We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2005, our interest was determined on a variable basis on $142.4 million, or 48.9%, of our total indebtedness. An increase in interest rates of 0.25% will increase interest expense under our variable rate loans by $0.4 million per year. In March 2006, through an interest rate swap agreement we fixed the interest rate on $50.0 million of our variable-interest-rate indebtedness at a London Interbank Offered Rate (LIBOR) of 5.14% for five years.

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

WE ARE SUBJECT TO TAXATION IN MULTIPLE JURISDICTIONS.

We are subject to taxation primarily in the United States, France, Brazil, Poland and China. Our effective tax rate and tax liability will be affected by a number of factors, like the amount of taxable income in particular jurisdictions, the tax rates in these jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds to and repatriate funds from our foreign subsidiaries, and future changes in the law. Our tax liability will be dependent upon our operating results and the manner in which our operations are funded. Generally, the tax liability for each legal entity is determined either on a non-consolidated basis or on a consolidated basis only with other entities incorporated in the same jurisdiction. In either case, our tax liability is determined without regard to the taxable losses of non-consolidated affiliated entities. As a result, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

OUR OPERATIONS OUTSIDE OF THE UNITED STATES ARE SUBJECT TO POLITICAL, INVESTMENT AND LOCAL BUSINESS RISKS.

Sales by our subsidiaries located outside of the United States accounted for 54.3% of our 2005 sales and an additional 4.9% of our sales in 2005 were derived from sales of products manufactured in the United States that were sold outside the United States. As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. Sales outside of the United States, particularly sales to emerging markets, are subject to other various risks which are not present in sales within the United States that can materially affect our business, results of operations and financial condition. In addition to currency exchange and tax risks as discussed above, these risks include:

- local political and social conditions, including hyperinflationary conditions and political instability in certain countries;

-    devaluation of foreign currencies;

- potential imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and payment by foreign subsidiaries;

- potential difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

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

We cannot provide any assurances that we will succeed in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on the business, results of operations and financial condition of our international operations.

WE MAY INCUR MATERIAL LOSSES AND COSTS AS A RESULT OF PRODUCT LIABILITY AND WARRANTY CLAIMS THAT MAY BE BROUGHT AGAINST US.

We face an inherent business risk of exposure to product liability claims in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. Although we have not been required to make any material payments in respect of product liability claims in the past five years, we cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective we may be required to participate in a government-required or manufacturer-instituted recall involving such products. In the automotive industry, each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as we move up the value pyramid and become more integrally involved in the system design process and assume more of the vehicle system assembly functions, vehicle manufacturers may begin to look to us for contribution when faced with product liability claims. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot provide any assurances that claims will not be asserted against us with respect to former businesses disposed of by us, whether or not we are legally responsible or entitled to contractual indemnification.

OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT AGAINST THE POTENTIAL HAZARDS INCIDENT TO OUR BUSINESS.

We maintain property, business interruption, product liability and casualty insurance coverage, which we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, national disasters or otherwise, whether short- or long-term, could have a material adverse effect on us. As a result of market conditions, premiums and deductibles for some of our insurance policies can increase substantially and, in some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 4436 Broadmoor Avenue, S.E., Kentwood, Michigan 49512.

We lease the majority of the real property used in our operations. We believe that our properties and equipment are in good operating condition and are adequate for our present needs.

The following table sets forth our principal manufacturing facilities as of December 31, 2005:

                                   APPROXIMATE    OWNED OR
           LOCATION              SQUARE FOOTAGE    LEASED                         PRIMARY PRODUCTS
           --------              --------------   --------                        ----------------
North America (United States):
   Kentwood, Michigan               190,000         Lease     Fuel, steering, electric motors, air bags, braking
   Marshall, Michigan                57,000         Lease     Fuel, air bags, braking
   Dowagiac, Michigan                70,000         Own       Braking, air bags
   Hayward, California               27,000         Lease     Medical devices
   Weymouth, Massachusetts           13,000         Lease     Medical devices
   Plymouth, Massachusetts           17,000         Lease     Medical devices
Europe:
   France:
      Thyez (Pochons)               194,000         Lease     Fuel, steering, braking
      Thyez (Ternier)               194,000         Lease     Fuel, steering, braking
      Thyez (Le Lac)                 74,000         Lease     Steering
      Marnaz (Perrieres)             91,000          Own      Idle
      Marnaz (Lecheres)              75,000         Lease     Fuel, steering, electric motors
   Poland -
      Kamienna Gora                  75,000         Lease(1)  Electric motors
South America (Brazil):
   Campinas                          50,000         Lease     Steering, fuel, air bags, braking
   Sao Joao Boa Vista                65,000         Lease     Fuel, braking
   Boituva                           36,000         Lease     Electric motors
Asia (China) - Wuxi                  69,000         Lease     Electric motors
Corporate - Kentwood, Michigan       17,000         Lease     Corporate operations

----------
(1) In January 2006, we exercised our option to purchase this facility for 1.2 million Polish Zloties (USD-equivalent of $0.4 million as of December 31,
     2005), 0.2 million Polish Zloties of which had already been paid as of December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings other than ordinary or routine proceedings incidental to our operations, which, in the opinion of management, are not expected to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common stock. Autocam Corporation is a Michigan corporation and is a wholly-owned subsidiary of Titan Holdings, Inc., a Delaware corporation, which in turn is a wholly-owned subsidiary of Micron Holdings, Inc., a Delaware corporation. Since the Merger, we have not paid any dividends. Our senior credit facilities and second lien credit facility agreements and the indenture governing the Notes place restrictions on our ability to pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth Holdings' selected consolidated historical financial data for the years ended December 31, 2001, 2002 and 2003, and for the six months ended June 30, 2004, reflecting the historical basis of accounting without any application of purchase accounting for the Merger, and for the six months ended December 31, 2004 and the year ended December 31, 2005, reflecting the basis of accounting after purchase accounting for the Merger. All amounts have been derived from the consolidated financial statements of Holdings. The following data should be read in conjunction with our consolidated financial statements and related notes under Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 of this report.

                                                                                 SIX MONTHS ENDED
                                               YEARS ENDED DECEMBER 31,       -----------------------    YEAR ENDED
                                            -------------------------------   JUNE 30,   DECEMBER 31,   DECEMBER 31,
                                               2001       2002       2003       2004         2004           2005
                                            ---------   --------   --------   --------   ------------   ------------
                                                           (predecessor)                         (successor)
                                            ------------------------------------------   ---------------------------
(amounts in thousands)
STATEMENTS OF OPERATIONS DATA:
   Sales                                    $ 236,452   $275,117   $323,210   $184,489     $165,821      $ 347,823
   Cost of sales                              201,757    231,334    280,070    153,426      140,847        306,384
   Goodwill impairment                                                                                      33,000
                                            ---------   --------   --------   --------     --------      ---------
   Gross profit                                34,695     43,783     43,140     31,063       24,974          8,439
   Selling, general and administrative
      expenses                                 16,415     16,698     17,577     17,337       10,566         22,055
                                            ---------   --------   --------   --------     --------      ---------
   Income (loss) from operations               18,280     27,085     25,563     13,726       14,408        (13,616)
   Interest and other expense, net             17,782     15,931     13,872      8,338       13,432         30,354
   Minority interest in net income (loss)         317        (21)
   Tax provision                                1,540      4,635      4,697      3,211          422         (3,800)
   Net loss from joint venture                                                                                  17
                                            ---------   --------   --------   --------     --------      ---------
   Net income (loss)                          ($1,359)  $  6,540   $  6,994   $  2,177     $    554       ($40,187)
                                            =========   ========   ========   ========     ========      =========

                                          2001       2002       2003       2004       2005
                                        --------   --------   --------   --------   --------
                                                 (predecessor)               (successor)
                                        ------------------------------   -------------------
BALANCE SHEET DATA (END OF PERIOD):
   Cash and equivalents                 $  9,830   $  4,996   $  1,075   $  2,117   $ 14,733
   Adjusted working capital (1)           34,190     27,957     22,113     31,543     29,837
   Property, plant and equipment, net    142,758    156,964    173,580    177,285    163,059
   Total assets                          371,700    392,335    409,075    569,432    531,763
   Total debt                            153,071    146,082    133,888    288,781    291,241

----------
(1) Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term indebtedness).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes included in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties, including those described in "Risk Factors" in Item 1 of this report. Financial information presented herein as of dates and for periods prior to and including the date of the Merger on June 21, 2004 (see "Overview" below) is presented as "predecessor" financial information. Financial information presented herein as of dates and for periods subsequent to the date of the Merger is presented as "successor" financial information. Future results could differ materially from those discussed below. See "Forward-Looking Statements" in Item 1 of this report.

Autocam Corporation is a Michigan corporation and is a wholly-owned subsidiary of Titan Holdings, Inc., a Delaware corporation, which in turn is a wholly-owned subsidiary of Micron Holdings, Inc., a Delaware corporation.

In this Item 7 and in Item 7A of this report, unless the context otherwise requires

- "Parent" refers to Micron Holdings, Inc., or "Micron", the parent company of Titan,

-    "Holdings" refers to Titan Holdings, Inc., or "Titan",

- "we," "our" or "us" refer to Holdings together with its consolidated subsidiaries, and

- "Autocam" refers to Autocam Corporation, a wholly-owned subsidiary of Holdings.

OVERVIEW

We are headquartered in Kentwood, Michigan, and are a leading independent manufacturer of extremely close tolerance precision-machined, metal alloy components, sub-assemblies and assemblies, primarily for performance and safety critical automotive applications. Those applications in which we have significant penetration include steering, fuel delivery, electric motors, braking, and air bag systems. We provide these products from our facilities in North America, Europe, South America and Asia to some of the world's largest Tier I suppliers to the automotive industry. These Tier I suppliers include Autoliv, Delphi Corporation, Robert Bosch GmbH, SMI-Koyo, Siemens VDO, TRW Automotive, Inc. and ZF Friedrichshafen AG. We believe our manufacturing space is sufficient to meet the needs of our customer's current programs.

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

A number of factors influence our results of operations, including the following:

- Our business is directly impacted by light vehicle production levels, primarily in North America and Western Europe. We are also impacted by the relative North American market shares of the traditional Big Three automakers, DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation. Material changes in either of these factors can have a material impact on our sales and profit levels. Market shares of the traditional Big Three have declined over the period from January 1, 2003 to December 31, 2005. Light vehicle production in North America was 15.9 million units in 2003, 15.8 million units in 2004 and 15.8 million units in 2005. In Western Europe, the comparable production rates were 16.2 million units in 2003, 16.5 million units in 2004 and 15.8 million units in 2005. CSM Worldwide, Inc. ("CSM") forecasts production of 15.8 million units in North America and 15.6 million units in Western Europe during 2006.

- A significant portion of our sales and profits resulted from transactions denominated in foreign currencies (primarily the euro and the Brazilian real). Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to those foreign currencies in 2003, 2004 and 2005 relative to the same periods in the prior years impacted our reported results. The following table sets forth, for the periods indicated, the period end, period average, and high and low noon New York time buying rates for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as USD per euro and USD per Brazilian real. As of March 24, 2006, the noon buying rate of the euro was $1,20 per euro and of the Brazilian real was $.46 per Brazilian real.

                     YEARS ENDED DECEMBER 31,
              ---------------------------------------
                     EURO            BRAZILIAN REAL
              ------------------   ------------------
              2003   2004   2005   2003   2004   2005
              ----   ----   ----   ----   ----   ----
Average (1)   1.14   1.24   1.25   0.32   0.34   0.41
End of year   1.26   1.36   1.18   0.34   0.38   0.43
High          1.26   1.36   1.35   0.35   0.38   0.46
Low           1.04   1.18   1.17   0.27   0.31   0.36

----------
(1) The average rates are the average of noon New York time buying rates on the last day of each month during the relevant period.

- We are routinely exposed to pressure by our customers to offer unit price reductions, which is typical of our industry. Through continuous improvement and increased efficiencies in our manufacturing and administrative processes, we have achieved improvements in margins over time in spite of these constant pressures.

Our business and results of operations in 2003, 2004 and 2005 were affected by the following events:

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

- In 2003, we successfully consolidated steering production lines formerly contained within three of our French facilities into one facility. Significant costs, including premium freight, outsourcing, labor and machinery repairs, were incurred to affect this reorganization. This reorganization has and is expected to continue to provide benefits in the future, primarily in the area of lower labor costs through headcount reductions and improved efficiency.

- On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Parent, merged with and into Holdings with Holdings continuing as the surviving corporation (the "Merger"). As a result, Holdings became a wholly-owned subsidiary of Parent. The total amount of consideration paid in the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Holdings, payments to common shareholders of Holdings and the payment of transaction costs incurred by Holdings, was $395.0 million. The Merger was financed with the net proceeds from the issuance of $140.0 million of senior subordinated notes issued by us and guaranteed by Holdings (the "Notes"), borrowings under senior credit facilities of $114.0 million and combined common equity contributions of $143.4 million by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain of our management.

- Effective November 1, 2004, Autocam France, SARL's wholly-owed subsidiary, Frank & Pignard, SA, acquired the stock of ATI, S.A.S. ("ATI"), for $1.7 million in cash and the assumption of $6.1 million in debt, primarily consisting of capital lease obligations. The acquisition was completed primarily for the purpose of eliminating costly outside processing of certain electric motor components.

- Effective June 15, 2005, Autocam's wholly-owned subsidiary, Autocam Greenville, Inc., acquired the stock of Sager Precision Technologies, Inc. ("Sager") for $9.9 million in cash and the assumption of $0.2 million in capital lease obligations. The purchase price was primarily financed indirectly through equity contributions from the shareholders of Micron in the amount of $10.0 million. The acquisition was completed primarily for the purpose of expanding our medical devices product offerings.

- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate the carrying value of our goodwill for indicators of impairment on at least an annual basis and on an interim basis if indicators of potential impairment arise between annual evaluations. Our European segment experienced unfavorable operating results primarily as a result of lower production volumes on key programs, excessive labor costs, increased customer pricing pressure and higher raw material costs. As a result, we concluded that our European reporting unit's goodwill has been impaired and we recorded against our 2005 results a goodwill impairment loss of $33.0 million. The fair value of that reporting unit was estimated using the present value of expected future cash flows. This charge does not result in current or future cash expenditures.

RESULTS OF OPERATIONS

Set forth below is our Consolidated Statements of Operations expressed as a percentage of sales:

                                                           NON-GAAP
                                                          ----------
                                               2003 (1)    2004 (2)     2005 (2)
                                               --------   ----------   ----------
Sales                                           100.0%      100.0%       100.0%
Cost of sales                                    86.7%       84.0%        88.1%
Goodwill impairment                                                        9.5%
                                                -----       -----        -----
Gross profit                                     13.3%       16.0%         2.4%
Selling, general and administrative expenses      5.4%        8.0%         6.3%
                                                -----       -----        -----
Income (loss) from operations                     7.9%        8.0%        -3.9%
Interest expense, net                             2.9%        4.7%         7.2%
Other expenses, net                               1.4%        1.6%         1.5%
                                                -----       -----        -----
Income (loss) before tax provision                3.6%        1.7%       -12.6%
Tax provision                                     1.5%        1.0%        -1.0%
                                                -----       -----        -----
Net income (loss)                                 2.1%        0.7%       -11.6%
                                                =====       =====        =====

----------
(1) Represents our consolidated results of operations reflecting the historical basis of accounting without any application of purchase accounting for the Merger.

(2) Represents our combined consolidated results of operations reflecting the historical basis of accounting without any application of purchase accounting for the Merger for the six months ended June 30, 2004 and reflecting the basis of accounting after purchasing accounting for the Merger for the six months ended December 31, 2004 and for the year ended December 31, 2005.

2005 COMPARED TO 2004

SALES

Sales decreased $2.5 million, or 0.7%, to $347.8 million in 2005 from $350.3 million in 2004. The fluctuation in the exchange rates between the USD and the functional currencies of our foreign operations caused a $5.8 million increase in sales when comparing 2005 to 2004. On a constant currency basis, sales in 2005 decreased $8.3 million from 2004 levels principally due to the following factors:

-    Factors resulting in a decrease in sales:

     1. Our European operations were desourced by customers on steering, electric motor and fuel components resulting in a reduction in sales of $19.6 million when comparing 2005 to 2004;

     2. We granted unit price reductions to our customers totaling $6.0 million in 2005;

     3. Lower sales to a North American fuel customer whose primary customers lost market share and produced less vehicles in 2005 as compared to 2004; and

     4. Lower sales to a European fuel customer as production on its current injector program was replaced by production on a new injector program for which we do not produce components.

-    Factors partially offsetting the decrease in sales:

     1. Sales of medical device components by the newly-acquired Sager facilities totaled $7.1 million in 2005;

     2. Our North American operations were awarded steering business by a new customer for whom we began production in late 2004;

     3. Our European operations were awarded new steering business by an existing customer late in 2005; and

     4. Our North American operations benefited from incremental sales to a braking customer for a new generation program while continuing to produce components for the old generation program.

GROSS PROFIT

Gross profit decreased $47.6 million to $8.4 million, or 2.4% of sales, in 2005 from $56.0 million, or 16.0% of sales, in 2004. The gross profit percentage decline can be principally attributed to the following factors:

- We recorded a goodwill impairment loss of $33.0 million in 2005. No charge was recorded in 2004;

- The loss of sales volume as described above resulted in decreasing margins as existing equipment and facilities were underutilized, particularly in our European operations;

- Unit price reductions of $6.0 million were granted to our customers between 2004 and 2005;

- Our North American and European operations experienced production difficulties on product launches in 2005 resulting in higher levels of production scrap than were experienced in 2004;

- Severance and equipment move costs associated with closing a French facility and moving production to other French facilities and to our new Polish facility were $3.1 million in 2005 and a $1.2 million charge taken to write down the carrying cost of the facility to be closed to its estimated net realizable value; and

- Our European operations incurred excessive labor costs in 2005. Although restructuring and productivity improvement initiatives focused on reducing labor were largely successful in 2005, lower production volumes required a larger reduction in labor in order to maintain gross margin percentages comparable to 2004. Given the largely fixed nature of direct labor in our European operations, we were unable to quickly react to the drop in demand from our customers.

These unfavorable effects were partially offset by lower outsouring costs. The acquisition of ATI as described above reduced outsourcing costs on certain electric motor components.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $5.8 million to $22.1 million, or 6.3% of sales, in 2005 from $27.9 million, or 8.0% of sales, in 2004 due to the net affects of the following:

- The 2004 results include $8.2 million in costs associated with the Merger, consisting principally of investment banking fees, management bonuses, and legal and accounting fees, and $0.7 million in executive manager receivables forgiven under a split-dollar life insurance program; and

- Severance, travel and consulting expenses associated with closing a French facility and moving production to other French facilities and to our new Polish facility were $1.8 million in 2005.

INTEREST EXPENSE, NET

Net interest expense increased $8.8 million to $25.1 million in 2005 from $16.3 million in 2004. Our 2005 interest expense reflects the full-year affect of increased debt levels incurred as a result of the Merger. In addition, average borrowings under our revolving credit facility were higher in 2005 as compared to 2004 as reduced operating cash flows necessitated increased borrowings to fund operations and capital expenditures. Finally, interest rates incurred on borrowings under our senior credit facility averaged 98 basis points more in 2005 when compared to 2004.

OTHER EXPENSE, NET

Net other expense of $5.2 million in 2005 and $5.5 million in 2004 consists primarily of the following:

- The $1.9 million write-off in 2004 of unamortized debt issue costs associated with our former senior credit facilities, which was refinanced in connection with the Merger, and the $1.7 million write-off in 2005 of unamortized debt issue costs in connection with entering into our second lien credit facility agreement;

- Amortization of debt issue costs incurred in connection with entering into our senior credit facilities, the second lien facility and the Notes was $1.1 million in 2004 and $1.8 million in 2005;

- Net losses on the disposal of fixed assets, financing costs associated with non-recourse factoring of accounts receivable in Europe and net foreign currency transaction losses of $2.5 million in 2004 and $1.7 million in 2005.

TAX PROVISION

In 2005, we recorded an income tax benefit of $3.8 million. This amount is less than the amount that would be calculated using the United States statutory rate of 35.0% primarily because the goodwill impairment charge is not deductible for income tax purposes, and therefore no offsetting tax benefit has been recorded. The impact on the 2005 income tax benefit of French legal profit sharing contribution expense was insignificant.

2004 COMPARED TO 2003

SALES

Sales increased $27.1 million, or 8.4%, to $350.3 million in 2004 from $323.2 million in 2003. Of this increase, $17.9 million was attributable to the fluctuation in the exchange rates between the USD and the functional currencies of our foreign operations. On a constant currency basis, sales in 2004 increased $9.2 million over 2003 levels principally due to the following factors:

-    Factors resulting in an increase in sales:

     1. Increased shipments of electric power-assisted steering products to two European customers in 2004;

     2. During the latter part of 2003, we began shipping diesel injection components to two North American customers seeking to increase their penetration of the North American diesel injection market. The benefit derived from this development was partially offset by premium pricing earned in the second quarter of 2003 on one of the new product lines during the transition from prototype to production volumes; and

     3. Sales of components manufactured by our South American operations have grown in 2004 relative to 2003 as lower labor costs in those facilities (relative to those in our European and North American facilities and those of our competitors) have afforded us additional demand for high value-added components from our customers.

-    Factors resulting in a decrease in sales:

     1. We granted unit price reductions to our customers totaling $4.8 million in 2004;

     2. Decreased sales to European steering and electric motor customers, both of which desourced us on some products; and

     3. We had lower sales to a European fuel customer as we decided not to continue supplying some of its products at unacceptably low profit levels.

GROSS PROFIT

Gross profit increased $12.9 million to $56.0 million, or 16.0% of sales, in 2004 from $43.1 million, or 13.3% of sales, in 2003. The gross profit percentage improvement can generally be attributed to the following factors:

- Labor productivity improvement initiatives implemented in 2004 resulted in the reduction of direct labor cost and a corresponding improvement in gross margin by 1.4 percentage points. Major initiatives included headcount reductions achieved in North America as a result of the Chicago, Illinois facility closure as described above and various other continuous process improvement initiatives, and in Europe as a result of the steering production line reorganization described above;

- We incurred premium freight, outsourcing, consulting services and machinery repair costs in 2003 in connection with the European steering line reorganization. Some of these costs were offset by labor productivity improvements that occurred late in 2003. These costs were not repeated in 2004;

- Depreciation expense was $1.8 million less in 2004 as compared to 2003 as we adjusted the historical cost of our property, plant and equipment to fair market appraised values in connection with the Merger;

- We incurred equipment move, severance and other costs of $1.5 million in 2003 in connection with the Chicago, Illinois facility closure. These costs were not repeated in 2004; and

- The majority of our 2004 sales growth was due to expansion of existing programs, thereby increasing margins as existing equipment and facilities were more fully utilized.

These positive factors were partially offset by the negative impact on gross profit of steel cost increase, price reductions to customers and the loss of business to European customers as described in "Sales" above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $10.3 million to $27.9 million, or 8.0% of sales, in 2004 from $17.6 million, or 5.4% of sales, in 2003. The 2004 results include $8.2 million in costs associated with the Merger, consisting principally of investment banking fees, management bonuses, and legal and accounting fees, and $0.7 million in executive manager receivables forgiven under a split-dollar life insurance program. In addition, the devaluation of the USD versus the euro caused a comparative increase in selling, general and administrative expenses of $0.8 million from 2003 to 2004.

INTEREST EXPENSE, NET

Net interest expense increased $6.9 million to $16.3 million in 2004 from $9.4 million in 2003. Interest expense on increased debt levels incurred as a result of the Merger more than offset the favorable impact of principal reductions through regularly scheduled payments and repayments from the proceeds of the sale and leaseback of the production facilities as described above. In addition, interest rates incurred on borrowings under our new senior credit facility averaged 40-45 basis points less in 2004 when compared to interest rates incurred on borrowings under our former senior credit facility in 2003.

OTHER EXPENSE, NET

Net other expense increased $1.1 million to $5.5 million in 2004 from $4.4 million in 2003. The 2004 results include the accelerated write-off of $1.9 million in unamortized debt issue costs associated with our former senior credit facilities, which was refinanced in connection with the Merger. In addition, amortization of debt issue costs incurred in connection with securing our new senior credit facilities and the Notes was $0.4 million more in 2004 than the amortization of similar costs incurred in connection with securing our old senior credit facilities. These factors more than offset the $0.7 million negative impact on our 2003 results of the loss recorded on the sale of equipment from our Chicago, Illinois facility.

TAX PROVISION

In 2004, we recorded an income tax provision of $3.6 million, for an effective tax rate of 57.1%. Our effective tax rate was more than the United States statutory rate of 35.0% due primarily to the French income tax provision, which includes legal profit sharing contribution expense of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses like working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. Capital expenditures in 2006 are expected to be $21.6 million.

Our principal sources of cash to fund short- and long-term liquidity needs consist of cash generated by operations and borrowing under our revolving credit facilities. We believe our sources of liquidity are sufficient to meet our needs for 2006.

On October 8, 2005 (the "Filing Date"), Delphi Corporation and its United States subsidiaries ("Delphi-US") filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Delphi-US is a significant customer of ours, accounting for 12-13% of our gross sales in 2003, 2004 and 2005. We believe that we are a critical supplier to Delphi-US's continued operations as we are a sole source and just-in-time supplier for a majority of components we ship to Delphi-US. Critical supplier status increases the likelihood that invoices for product shipped by us to Delphi-US prior to the Filing Date will be collected and retained. We have had discussions with Delphi-US since the Filing Date and as yet have no final written agreements in place. Our short-term cash flows and profitability have been largely unaffected by the Delphi-US filing. Delphi-US's long-term survival and scope of operations are not clear at this time. The loss of Delphi-US as a customer or a significant reduction in Delphi-US's operations could have a material adverse effect on our net income and operating cash flows.

THE SENIOR CREDIT FACILITIES

In connection with the Merger, on June 21, 2004, Autocam entered into a $158.0 million USD-equivalent senior credit facilities agreement, which consisted of a $36.1 million multi-currency revolving credit facility available to Autocam, an E11.6 million revolving credit facility available to our French subsidiary, Autocam France, SARL, a $33.0 million term loan to Autocam and a E62.7 million term loan to Autocam France, SARL.

On December 22, 2005, we amended our senior credit facilities agreement to permit us to incur the second lien term loans discussed below, to replace interest coverage, leverage and senior leverage ratio covenants with maximum first lien leverage and revised maximum senior leverage ratio covenants, to amend the consolidated capital expenditures covenant and to make other modifications. We also reduced the committed amount of our multi-currency-denominated revolving credit facility from $36.1 million to $28.9 million and we reduced the committed amount of Autocam France, SARL's euro-denominated revolving credit facility from E11.6 million to E9.3 million (USD-equivalent of $11.0 million as of December 31, 2005). We had no borrowings outstanding under any of the revolving credit facilities of our senior credit facilities as of December 31, 2005. Our ability to borrow against these facilities expires in June 2011.

Interest and Fees. The interest rate margins on our senior credit facilities changed in conjunction with the December 2005 amendment to our senior credit facilities agreement. The interest rate margin applicable to the U.S. Term Loans (with a Eurocurrency rate) is 3.50% and the interest rate margin applicable to the Euro Term Loans is 4.00%, in each case from December 22, 2005 until the later of the first anniversary of the effective date of the first amendment to our senior credit facilities agreement (i.e. April 2006) and the date we demonstrate a "Leverage Ratio," as defined in our senior credit facilities agreement, of less than or equal to 4.50:1.00. Thereafter, the applicable interest rate margin is determined by reference to the Leverage Ratio in effect from time to time as set forth below:

                   APPLICABLE MARGIN FOR REVOLVING   APPLICABLE MARGIN
                   LOANS, EUROPEAN REVOLVING LOANS      FOR EUROPEAN
LEVERAGE RATIO           AND U.S. TERM LOANS             TERM LOANS
--------------     -------------------------------   -----------------
> or = 3.00:1.00                3.25%                      3.75%
< 3.00:1.00                     3.00%                      3.50%

If, at any time our "First Lien Leverage Ratio" as defined in our senior credit facilities agreement exceeds 2.25:1.00, the applicable margins shown above shall be increased by 0.25%, and if our First Lien Leverage Ratio exceeds 2.75:1.00, the applicable margins shown above shall be increased by an additional 0.25%. The interest rate margin applicable to swing line loans and other loans that are base rate loans is an amount equal to the margin applicable to Eurocurrency rate loans at that time, minus 1.00% per annum.

Amortization and Prepayments. After giving effect to the prepayments made from the proceeds of the term loans under our second lien credit facility (described below), no amortization of the term loans under our senior credit facilities is required through the quarter ending June 30, 2008, and thereafter required amortization is as follows:

                        TERM LOAN INSTALLMENTS
                        ----------------------
FISCAL QUARTER ENDING       U.S.   EUROPEAN
---------------------      -----   --------
September 30, 2008                   E0.9
December 31, 2008                     1.1
March 31, 2009                        2.7
June 30, 2009                         2.7
September 30, 2009                    2.7
December 31, 2009                     2.7
March 31, 2010                        3.9
June 30, 2010                         3.9
September 30, 2010         $ 2.3      3.9
December 31, 2010            5.9      3.9
March 31, 2011               5.9      3.9
June 30, 2011                5.9      3.8
                           -----    -----
Total                      $20.0    E36.1
                           =====    =====

Our senior credit facilities also require mandatory prepayments on terms substantially identical to our second lien credit facility (described below).

Collateral and Guarantors. Indebtedness under our senior credit facilities is guaranteed by Titan, Autocam Europe, B.V. (Autocam's Dutch holding company subsidiary) and by each existing and subsequently acquired or organized domestic and, to the extent no material adverse tax consequence would result and to the extent permitted under local law, foreign subsidiary, and by Autocam with respect to the obligations of Autocam France, SARL under the Eurocurrency Term Loan and revolving credit facilities.

Indebtedness under our senior credit facilities is secured by a first priority lien on substantially all of our and the guarantors' tangible and intangible assets, including personal property, real property, intercompany indebtedness and capital stock owned by Autocam and such guarantors, limited to 65% of such capital stock in the case of certain foreign subsidiaries.

Financial and Restrictive Covenants. Our senior credit facilities agreement contains maximum first lien leverage ratios, maximum senior leverage ratios and maximum capital expenditures and also contains covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.

THE SECOND LIEN CREDIT FACILITY

On December 22, 2005, Autocam entered into a second lien Term Loan and Guaranty Agreement ("second lien credit facility") with a syndicate of lenders, Goldman Sachs Credit Partners L.P. as syndication agent, lead arranger and sole book runner, and The Bank of New York as administrative agent and collateral agent.

Amount and Final Maturity. The second lien credit facility provides for a $60.0 million term loan and a E12.7 million term loan (USD-equivalent of $15.0 million as of December 31, 2005). Each term loan has a final maturity of six years. Autocam is the borrower under the term notes, which were fully borrowed at the closing on December 22, 2005.

Use of Proceeds. Proceeds of the second lien term loans were used by us to repay borrowings under our senior credit facilities as follows: (i) $12.6 million of term loans borrowed by Autocam, (ii) E22.7 million of term loans borrowed by Autocam France, SARL, and (iii) $29.0 million of revolving loans borrowed by Autocam. The balance of the proceeds was used to pay transaction costs and interest due on our senior credit facilities and for working capital and general corporate purposes.

Interest and Fees. The interest rates applicable to loans under our second lien credit facility will be (i) in the case of our USD-denominated term loans, at its option equal to either (x) a base (prime) rate plus 7.50% per annum or (y) an adjusted Eurodollar bank deposit rate plus 8.50% per annum; or (ii) in the case of our euro-denominated term loans, an adjusted Euro bank deposit rate plus 9.50% per annum. We may at our option, in lieu of payment of interest in cash, pay up to 1.50% per annum of the interest by adding such interest to the then outstanding principal amount of the term loans (payment-in-kind).

We have agreed to pay various fees with respect to our second lien credit facility, including customary arrangement fees paid to Goldman Sachs Credit Partners L.P. and a customary annual administrative agent fee payable to The Bank of New York.

Prepayments. Our second lien credit facility requires mandatory prepayments, subject to exceptions, of an amount equal to:

- 100% of the net cash proceeds from asset sales or other dispositions of property by us or our subsidiaries, including insurance proceeds or governmental condemnations, other than inventory sold or disposed of in the ordinary course of business, certain other transactions and net cash proceeds reinvested in assets used in our business;

- 50% of the net cash proceeds from the issuance of specified equity securities, provided that this percentage will be reduced to 25% if our "Leverage Ratio", as defined in our second lien credit facilities agreement, is less than 3.00:1.00;

- 100% of the net cash proceeds from the issuance of specified debt obligations by us or our subsidiaries; and

- 75% of "Consolidated Excess Cash Flow", as defined in our second lien credit facility agreement, provided that this percentage will be reduced to 50% if its "Leverage Ratio" is less than 3.00:1.00.

Mandatory prepayments (which are permitted to be waived by the lenders in certain circumstances) will be applied first to repay our obligations under our senior credit facilities, and then remaining amounts, if any, to our USD term loans and our euro term loans under our second lien credit facility on a pro rata basis.

We are permitted to voluntarily prepay loans under our second lien credit facility on or after December 22, 2006, subject to the terms of our senior credit facilities agreement. If we voluntarily prepay all or any portion of our second lien credit facility, we are required to pay a prepayment premium (as a percentage of the principal prepaid) as follows: on or after December 22, 2006 but prior to December 22, 2007, 2.0%; and on or after December 22, 2007 but prior to December 22, 2008, 1.0%. The term loans under our second lien credit facility may be prepaid without a prepayment premium from and after December 22, 2008.

Collateral and Guarantors. Indebtedness under our second lien credit facility is guaranteed by Titan, Autocam's Dutch subsidiary, Autocam Europe, B.V., and each of our existing and subsequently acquired or organized domestic and, to the extent no material adverse tax consequence would result and permitted under local law, each of our foreign subsidiaries.

Indebtedness under our second lien credit facility is secured by a second priority lien on substantially all of our and the guarantors' tangible and intangible assets, including personal property, real property, intercompany indebtedness and capital stock owned by us and such guarantors, limited to 65% of such capital stock in the case of certain foreign subsidiaries.

The liens to secure our second lien credit facility are subordinated to the liens to secure our senior credit facilities. The priority of, and certain other matters relating to, the liens in the collateral under our second lien credit facility and our senior credit facilities is set out in an intercreditor agreement.

Financial and Restrictive Covenants. Our second lien credit facility agreement contains maximum senior leverage ratios that vary during the term of the facility agreement. Our second lien credit facility agreement also contains covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. These are substantially identical to (and in some respects more flexible than) the covenants in our senior credit facilities agreement.

Representations and Affirmative Covenants. Our second lien credit facility contains customary representations, warranties and affirmative covenants.

Events of Defaults. Our second lien credit facility contains customary events of default, which are substantially as set forth in our senior credit facilities agreement, but with materiality thresholds 15% higher than the corresponding provisions in our senior credit facilities agreement, including:

-    failure to make payments when due;

-    defaults under other material indebtedness;

-    non-compliance with covenants;

-    incorrectness of representations and warranties;

-    bankruptcy, insolvency or dissolution events;

-    material judgments;

-    certain events related to ERISA;

-    impairment of security interests in collateral or invalidity of guarantees;
     and

- a "change of control," as defined in our second lien credit facilities agreement.

There is a 60-day standstill period with respect to a cross default to our senior credit facilities agreement.

THE SENIOR SUBORDINATED NOTES

On June 10, 2004, we issued the Notes to fund a portion of the purchase price of the Merger. The Notes mature on June 15, 2014. The Notes are general unsecured obligations, are subordinated in right of payment to all existing and future senior debt, including borrowings under the senior credit facilities and the second lien credit facility, rank equally in right of payment to any future senior subordinated indebtedness, are senior in right of payment to any future subordinated indebtedness and are unconditionally guaranteed by certain of our domestic restricted subsidiaries and by Autocam Europe, B.V. Interest on the Notes accrues at the rate of 10.875% per annum and is payable semi-annually on June 15 and December 15 of each year.

The indenture governing the Notes contains covenants that impose significant restrictions on us. These restrictions include limitations on our ability to: incur indebtedness or issue disqualified or preferred stock; pay dividends on, redeem or repurchase our capital stock; make investments or acquisitions; create liens; sell assets; restrict dividends or other payments to us; guarantee indebtedness; engage in transactions with affiliates; and consolidate, merge or transfer all or substantially all of our assets.

At December 31, 2005, we were in compliance with the covenants contained in the indenture governing the Notes, the senior credit facilities agreement and the second lien credit facility agreement.

2005

Cash provided by operating activities of $16.1 million in 2005 reflects net income, excluding non-cash and other reconciling items, of $8.1 million, and a decrease in net working capital of $8.0 million due primarily to the following factors:

- Accounts payable increased $6.7 million as payment terms for most vendors were extended at the end of December 2005 in order to conserve cash;

- Accounts receivable decreased $5.3 million. Factored European accounts receivable increased $5.0 million from December 31, 2004 to December 31, 2005; and

- These factors were partially offset by the impact of an increase in inventories of $4.2 million. Raw material inventories increased throughout 2005 consistent with the rise in steel and perishable tooling prices. Also, machinery spare parts inventories have increased consistent with the addition of new types of equipment.

Cash used in investing activities of $31.6 million in 2005 included the following significant items:

- Capital expenditures primarily for production equipment (net of proceeds from fixed asset sales) of $17.9 million;

-    Expenditures totaling $11.0 million for acquisitions; and

- Refundable deposits paid of $2.0 million for equipment to be received in the future, which equipment will be subject to operating lease arrangements that provide for the deposits to be refunded upon signing.

Cash provided by financing activities of $28.0 million in 2005 included the following significant items:

- Proceeds from borrowings pursuant to the second lien credit facility and other debt, including Brazilian equipment notes, of $76.0 million, less debt issue costs paid of $3.9 million;

- Shareholder contributions received in connection with acquisitions of $17.0 million ($7.0 million of which was received in anticipation of funding the acquisition of the Precision Metals Division of ATS Automation Tooling Systems. Inc. in January 2006);

- Principal payments of our senior credit facilities, capital lease obligations and equipment notes payable of $45.6 million; and

-    Net repayments under our revolving credit facilities of $15.5 million.

2004

Cash provided by operating activities of $10.2 million in 2004 reflects net income, excluding non-cash and other reconciling items of $25.3 million, and an increase in net working capital of $15.1 million due primarily to the following factors:

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

Cash used in investing activities of $18.7 million in 2004 included capital expenditures primarily for production equipment (net of proceeds from fixed asset sales) of $19.0 million and $1.1 million in costs associated with the acquisition of an outsource vendor by our European operations. Investing cash inflows included $1.5 million in refunds of equipment deposits previously paid by leasing companies as such equipment is now subject to operating lease arrangements.

Cash provided by financing activities of $9.7 million in 2004 included the following:

- Proceeds from issuance of the Notes and term note borrowings at the closing of the Merger under our senior credit facilities of $246.0 million, less debt issue costs paid of $11.6 million;

- Shareholder contributions received in connection with the Merger of $115.4 million;

- Proceeds from the issuance of equipment notes payable and borrowings on swing lines of credit of $1.9 million;

- Payments made to former shareholders and option holders of Holdings of $232.7 million;

- Payments made to retire the term notes of our old senior credit facilities in existence at the closing of the Merger of $89.9 million;

- Scheduled term note principal payments of our old and new senior credit facilities, capital lease obligations and equipment notes payable of $23.5 million; and

- Net borrowings under the old and new revolving credit facilities of $4.1 million.

2003

Cash provided by operating activities of $38.0 million in 2003 reflects net income, excluding non-cash and other reconciling items, of $33.0 million and a decrease in net working capital of $5.0 million. Accounts receivable decreased $6.8 million commensurate with reduced European sales volume in the last quarter of 2003 relative to the same period in 2002. In addition, European accounts receivable factoring activity increased $2.1 million from December 31, 2002 to December 31, 2003. Accounts payable and accrued liabilities decreased $3.7 million due primarily to decreases in accrued compensation and benefits costs, the satisfaction in 2003 of certain liabilities existing as of December 31, 2002 arising from the closing of the Chicago facility, and the recognition of deferred revenue associated with the cancellation of a customer program.

Cash used in investing activities of $14.9 million in 2003 included capital expenditures primarily for production equipment of $22.5 million and proceeds from the sale and leaseback of our Kentwood and Marshall facilities and the sale of equipment of $6.7 million. In addition, we received net cash from leasing companies totaling $1.7 million, representing reimbursements of deposits previously paid on production equipment now subject to operating lease agreements. Finally, we paid $0.7 million to terminate an operating lease for some of the production equipment that had been used in our Chicago facility as described above.

Cash used in financing activities of $27.3 million in 2003 primarily represents scheduled principal payments on bank and capital lease obligations of $19.3 million, the final principal installment payment on a note payable to the sellers of Bouverat Industries, SA of $3.7 million, and a $5.8 million unscheduled principal payment on our USD-denominated term debt through proceeds from the sale and leaseback of our Kentwood and Marshall facilities referenced above. We issued $0.9 million in notes payable to fund capital expenditures in South America.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2005 are set forth below:

                                                      PAYMENTS DUE BY PERIOD
                                                 --------------------------------
                                                  LESS                      MORE
                                                  THAN     1-3     4-5      THAN
                                         TOTAL   1 YEAR   YEARS   YEARS   5 YEARS
                                        ------   ------   -----   -----   -------
(amounts in millions)
Senior credit facilities, second lien
   credit facility and the Notes (1)    $274.9            $ 2.3   $39.3    $233.3
Capital leases and other debt             16.3    $ 8.6     5.3     1.3       1.1
Operating leases                          64.9     14.3    24.0    11.1      15.5
Pension obligations                        0.3                                0.3
Conditional purchase commitments (2)      13.1     10.3     1.3     1.2       0.3
                                        ------    -----   -----   -----    ------
Total contractual cash obligations      $369.5    $33.2   $32.9   $52.9    $250.5
                                        ======    =====   =====   =====    ======

----------
(1) Interest obligations under our senior credit facilities and second lien credit facility are variable in nature. Interest obligations under the Notes are fixed at $15.2 million per year through the year ending December 31, 2013 and $7.6 million for the year ending December 31, 2014.

(2) These amounts are non-cancelable purchase commitments for machinery and equipment and buildings, some of which may be assigned to financing companies under operating lease agreements. In accordance with terms of the purchase agreements, final acceptance of the equipment is contingent upon the equipment demonstrating capabilities as documented by our purchase orders. In addition, on January 3, 2006, Autocam purchased certain assets and assumed certain liabilities of ATS Automation Tooling Systems, Inc.'s Precision Metals Division pursuant to an asset purchase agreement, dated December 12, 2005. In connection therewith, we paid 6 million Canadian dollars (USD-equivalent of $5.2 million).

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

CONTINGENT LIABILITIES AND OTHER COMMITMENTS

We sponsor defined benefit pension plans, see "Critical Accounting Policies" below, for substantially all employees of our French subsidiaries. Our estimated liability under these plans as of December 31, 2005 was $2.1 million. Our expected funding obligation in 2006 is less than $0.1 million.

SEASONALITY

Our business is seasonal, as it is common that our customers and OEMs historically have one to two week shutdowns of operations in August and December. Our sales figures reflect the effects of these shutdowns. As a result, our working capital requirements are also seasonal, with the largest working capital commitments coming in the early part of the first quarter and the latter part of the third quarter of each year.

EFFECTS OF INFLATION

We believe that relatively moderate levels of inflation over the last few years have not had a significant impact on revenues or profitability and that our management has been able to offset the effects of inflation by realizing improvements in operating efficiency.

FOREIGN OPERATIONS

In 2005, our North American operations exported $17.0 million of product to customers located in foreign countries, and our foreign operations shipped $198.7 million of product to customers from their facilities. In 2004, our North American operations exported $21.1 million of product to customers located in foreign countries, and our foreign operations shipped $213.0 million of product to customers from their facilities. In 2003, our North American operations exported $22.4 million of product to customers located in foreign countries, and our foreign operations shipped $189.0 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation, and supercedes Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees," and related interpretations. SFAS No. 123(R) becomes effective January 1, 2006. We expect that the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No, 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (as defined) to prior periods' financial statements, unless it is impracticable to determine the effects of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 beginning January 1, 2006.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, including those described below, require management to make estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 1 to our 2005 consolidated financial statements in Item 8 of this report for a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our management believes the following are some of the more critical judgment areas in the application of accounting policies that currently affect the consolidated financial condition and results of operations.

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

In estimating future cash flows, we rely upon internally generated forecasts for sales, operating cash flows and capital expenditures to maintain current equipment levels. We generally develop these forecasts based upon recent sales data for existing operations and other factors.

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

PENSIONS

We sponsor defined benefit pension plans for substantially all employees of our French subsidiaries. We account for our defined benefit pension plans using SFAS No. 87, "Employers' Accounting for Pensions." The benefits accrued under our plans are calculated based on each employee's years of credited service and most recent monthly compensation and service category. The obligations for the plan sponsored by F&P are not funded and the obligations for the plan sponsored by Bouverat are funded. Employees become vested in accordance with governmental regulations in place at the time of retirement under both plans.

The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future experience can differ from the assumptions. We believe that the two most critical assumptions are the compensation growth and discount rates.

When calculating pension expense for 2003, we assumed a compensation growth rate of 2.0% or 3.0% depending on the plan. When calculating pension expense for 2004 and 2005, we assumed a compensation growth rate of 3.0%. We discounted our future pension obligation using a rate of 5.0% for all periods presented. We determined the appropriate compensation growth and discount rates based upon market conditions, long-term corporate and government yields commensurate with the ultimate pension obligation and long-term anticipated compensation trends.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

We have in the past and may in the future manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding as of December 31, 2004 or 2005.

We typically derive 50-60% of our sales from foreign manufacturing operations. The financial position and results of operations of our subsidiaries in France are measured in euros and translated into USD. The effects of foreign currency fluctuations in France are somewhat mitigated by the fact that sales and expenses are generally incurred in euros, and the reported net income will be higher or lower depending on fluctuations in exchange rates between the USD and the functional currencies of our foreign operations.

The financial position and results of operations of our subsidiary in Brazil are measured in Brazilian reais and translated into USD. With respect to approximately 40% of this subsidiary's sales, expenses are generally incurred in Brazilian reais, but sales are invoiced in USD or euro. As such, results of operations with regard to these sales are directly influenced by fluctuations in the exchange rates between the Brazilian real and the USD or euro. The effects of foreign currency exchange rate fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that these sales and the related expenses associated with the sales are generally incurred in Brazilian reais and the reported income will be higher or lower depending on fluctuations in the exchange rates between the USD or euro and the Brazilian real. Our consolidated net assets as of December 31, 2005 include amounts based in Europe and in South America, and were translated into USD at the exchange rates in effect at that date (1.1797 USD per euro and 2.3399 Brazilian reais per USD). Accordingly, our consolidated net assets will fluctuate depending on the exchange rates between the USD and the functional currencies of our foreign operations as a result of currency translation adjustments.

INTEREST RATES

We are exposed to interest rate risk on a portion of our outstanding indebtedness. Our senior secured credit facilities and our second line credit facility bear interest at variable rates as described in Item 8 of this report. We previously managed interest rate risk on a majority of our indebtedness through the use of interest rate swap agreements that were settled in connection with the Merger. We did not enter into new interest rate swap agreements upon settlement of the prior agreements.

In March 2006, through the purchase of an interest rate swap contract we fixed the interest rate on $50.0 million of our variable-interest-rate indebtedness at LIBOR of 5.14% for five years.

Set forth below are the annual aggregate maturities of long-term obligations as of December 31, 2005:

YEARS ENDING DECEMBER 31,
         2006   $  8.6
         2007      3.2
         2008      4.4
         2009     13.6
         2010     27.0
   Thereafter    234.4
                ------
        Total   $291.2
                ======

Our weighted average interest rates incurred on long-term obligations was 6.7% in 2003, 7.9% in 2004 and 8.9% in 2005.

Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of long-term debt approximated its carrying value as of December 31, 2004 and was $249.9 million as of December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TITAN HOLDINGS, INC.
                         INDEX TO FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
TITAN HOLDINGS, INC. AUDITED FINANCIAL STATEMENTS
   Report of Independent Registered Public Accounting Firm                   39
   Consolidated Balance Sheets as of December 31, 2004 and
      December 31, 2005                                                      40
   Consolidated Statements of Operations and Comprehensive Income            41
   Consolidated Statements of Shareholders' Equity                           42
   Consolidated Statements of Cash Flows                                     43
   Notes to Consolidated Financial Statements                                44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Micron Holdings, Inc. Kentwood, Michigan

We have audited the accompanying consolidated balance sheets of Titan Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 (successor), and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2005 (successor), for the periods from June 22, 2004 through December 31, 2004 (successor), January 1, 2004 through June 21, 2004 (date of the merger with Micron) (predecessor), and the year ended December 31, 2003 (predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Titan Holding, Inc. and subsidiaries as of December 31, 2005 and 2004 (successor), and the results of their operations and their cash flows for the year ended December 31, 2005 (successor), for the periods from June 22, 2004 through December 31, 2004 (successor), January 1, 2004 through June 21, 2004 (date of the merger with Micron) (predecessor), and the year ended December 31, 2003 (predecessor), in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche, LLP

Grand Rapids, Michigan
March 24, 2006

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                        -------------------
                                                                          2004       2005
                                                                        --------   --------
Amounts in thousands, except share information                              (successor)
Assets

Current assets:
Cash and equivalents                                                    $  2,117   $ 14,733
Accounts receivable, net of allowances of $618 and $627, respectively     58,360     46,989
Inventories                                                               36,947     40,927
Prepaid expenses and other current assets                                  3,485      5,249
                                                                        --------   --------
Total current assets                                                     100,909    107,898

Property, plant and equipment, net                                       177,285    163,059
Goodwill                                                                 268,039    224,024
Other long-term assets                                                    23,199     36,782
                                                                        --------   --------
Total assets                                                            $569,432   $531,763
                                                                        ========   ========

Liabilities and Shareholders' Equity

Current liabilities:
Current maturities of long-term obligations                             $ 12,942   $  8,582
Accounts payable                                                          46,688     46,014

Accrued liabilities:
   Compensation                                                           18,002     15,325
   Other                                                                   2,559      1,989
                                                                        --------   --------
Total current liabilities                                                 80,191     71,910
                                                                        --------   --------
Long-term obligations, net of current maturities                         275,839    282,659
Deferred taxes                                                            40,563     42,696
Other long-term liabilities                                                7,479      7,893

Shareholders' equity:
Common stock - $.01 par value; 100 shares authorized,
   issued and outstanding as of December 31, 2004 and 2005
Additional paid-in capital                                               145,112    162,140
Accumulated other comprehensive income                                    19,694      4,098
Retained earnings (accumulated deficit)                                      554    (39,633)
                                                                        --------   --------
Total shareholders' equity                                               165,360    126,605
                                                                        --------   --------
Total liabilities and shareholders' equity                              $569,432   $531,763
                                                                        ========   ========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                                                  SIX MONTHS ENDED
                                                YEAR ENDED    -----------------------    YEAR ENDED
                                               DECEMBER 31,   JUNE 30,   DECEMBER 31,   DECEMBER 31,
                                                   2003         2004         2004          2005
                                               ------------   --------   ------------   ------------
Amounts in thousands                                (predecessor)                (successor)
Sales                                            $323,210     $184,489     $165,821      $ 347,823
Cost of sales                                     280,070      153,426      140,847        306,384
Goodwill impairment                                                                         33,000
                                                 --------     --------     --------      ---------
Gross profit                                       43,140       31,063       24,974          8,439
Selling, general and administrative expenses       17,577       17,337       10,566         22,055
                                                 --------     --------     --------      ---------
Income (loss) from operations                      25,563       13,726       14,408        (13,616)
Interest expense, net                               9,444        4,666       11,638         25,141
Other expenses, net                                 4,428        3,672        1,794          5,213
                                                 --------     --------     --------      ---------
Income (loss) before tax provision                 11,691        5,388          976        (43,970)
Tax provision                                       4,697        3,211          422         (3,800)
Net loss from joint venture                                                                     17
                                                 --------     --------     --------      ---------
Net income (loss)                                $  6,994     $  2,177     $    554       ($40,187)
                                                 ========     ========     ========      =========

Statements of Comprehensive Income (Loss):
Net income (loss)                                $  6,994     $  2,177     $    554       ($40,187)

Other comprehensive income (losses):
Foreign currency translation adjustments            5,744       (1,138)      19,694        (15,596)
Amortization of interest rate agreements              269          135
                                                 --------     --------     --------      ---------
Comprehensive income (loss)                      $ 13,007     $  1,174     $ 20,248       ($55,783)
                                                 ========     ========     ========      =========

                 See notes to consolidated financial statements.

                              TITAN HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   SERIES A         SERIES B                                  ACCUMULATED
                               PREFERRED STOCK  PREFERRED STOCK   COMMON STOCK   ADDITIONAL      OTHER
                               ---------------  ---------------  --------------    PAID-IN   COMPREHENSIVE   RETAINED
AMOUNTS IN THOUSANDS            SHARES  AMOUNT   SHARES  AMOUNT  SHARES  AMOUNT    CAPITAL   INCOME (LOSS)   EARNINGS    TOTAL
--------------------            ------  ------   ------  ------  ------  ------  ----------  -------------  ---------  ---------
Balance, January 1, 2003
   (predecessor)                  579    $ 6       110    $ 1     6,479   $ 65   $ 137,824      ($3,835)    $  15,260  $ 149,321
Net income                                                                                                      6,994      6,994
Foreign currency translation
   adjustments                                                                                    5,744                    5,744
Amortization of interest rate
   agreements                                                                                       269                      269
                                  ---    ---       ---    ---     -----   ----   ---------      -------     ---------  ---------
Balance, December 31, 2003
   (predecessor)                  579      6       110      1     6,479     65     137,824        2,178        22,254    162,328
Net income                                                                                                      2,177      2,177
Foreign currency translation
   adjustments                                                                                   (1,138)                  (1,138)
Amortization of interest rate
   agreements                                                                                       135                      135
                                  ---    ---       ---    ---     -----   ----   ---------      -------     ---------  ---------
Balance, June 30, 2004
   (predecessor)                  579      6       110      1     6,479     65     137,824        1,175        24,431    163,502

Elimination of former
   shareholders' equity upon
   consummation of Merger        (579)    (6)     (110)    (1)   (6,479)   (65)   (137,824)      (1,175)      (24,431)  (163,502)
Equity contributions from
   shareholders                                                                    143,400                               143,400
Tax benefit of stock option
   exercises                                                                         1,712                                 1,712
Net income                                                                                                        554        554
Foreign currency translation
   adjustments                                                                                   19,694                   19,694
                                                                                 ---------      -------     ---------  ---------
Balance, December 31, 2004
   (successor)                                                                     145,112       19,694           554    165,360

Equity contributions from
   shareholders                                                                     17,028                                17,028
Net loss                                                                                                      (40,187)   (40,187)
Foreign currency translation
   adjustments                                                                                  (15,596)                 (15,596)
                                                                                 ---------     --------     ---------  ---------
Balance, December 31, 2005
   (successor)                                                                   $ 162,140     $  4,098      ($39,633) $ 126,605
                                                                                 =========     ========     =========  =========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                              YEAR ENDED    ------------------------    YEAR ENDED
                                                             DECEMBER 31,    JUNE 30,   DECEMBER 31,   DECEMBER 31,
Amounts in thousands                                             2003          2004         2004           2005
--------------------                                         ------------   ---------   ------------   ------------
                                                                   (predecessor)                (successor)
Cash flows from operating activities:
Cash received from customers                                  $ 331,121     $ 175,424    $ 176,320      $ 353,523
Cash paid to suppliers and employees                           (281,726)     (154,938)    (163,250)      (309,293)
Income taxes received (paid)                                       (950)       (3,331)      (1,768)        (2,768)
Interest paid                                                   (10,456)       (6,461)     (11,839)       (25,365)
                                                              ---------     ---------    ---------      ---------
Net cash provided by (used in) operating activities              37,989        10,694         (537)        16,097
                                                              ---------     ---------    ---------      ---------
Cash flows from investing activities:
Expenditures for property, plant and equipment                  (22,459)      (10,676)      (9,679)       (18,346)
Equipment deposits refunded (paid and to be refunded), net        1,727          (165)       1,680         (1,999)
Proceeds from sale of property, plant and equipment               6,656           808          550            450
Acquisitions, net of cash                                                                   (1,084)       (11,047)
Payment to terminate lease                                         (739)
Investments in joint venture                                                                                 (450)
Other                                                               (58)         (174)          21           (169)
                                                              ---------     ---------    ---------      ---------
Net cash used in investing activities                           (14,873)      (10,207)      (8,512)       (31,561)
                                                              ---------     ---------    ---------      ---------
Cash flows from financing activities:
Borrowings (repayments) on lines of credit, net                     620        (3,531)       7,615        (15,561)
Proceeds from issuance of long-term obligations                     872       247,248          647         76,021
Principal payments of long-term obligations                     (28,827)     (109,940)      (3,437)       (45,605)
Payments to shareholders and option holders                                  (232,663)
Shareholder contributions                                                     115,400                      17,028
Debt issue costs and other                                                    (10,855)        (781)        (3,882)
                                                              ---------     ---------    ---------      ---------
Net cash provided by (used in) financing activities             (27,335)        5,659        4,044         28,001
                                                              ---------     ---------    ---------      ---------
Effect of exchange rate changes on cash and equivalents             298           (18)         (81)            79
                                                              ---------     ---------    ---------      ---------
Increase (decrease) in cash and equivalents                      (3,921)        6,128       (5,086)        12,616
Cash and equivalents at beginning of period                       4,996         1,075        7,203          2,117
                                                              ---------     ---------    ---------      ---------
Cash and equivalents at end of period                         $   1,075     $   7,203    $   2,117      $  14,733
                                                              =========     =========    =========      =========

                 See notes to consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In these notes, unless the context otherwise requires

- "Micron" refers to Micron Holdings, Inc., a Delaware holding company and the parent company of Titan,

- "Titan" refers to Titan Holdings, Inc., a Delaware holding company and the parent company of Autocam,

- "we," "our" or "us" refer to Titan together with its consolidated subsidiaries, and

- "Autocam" refers to Autocam Corporation, a wholly-owned subsidiary of Titan.

Unless otherwise indicated, all references in these notes to fiscal years are to the year ended on December 31. Unless the context requires otherwise, all references in these notes to "2003," "2004" and "2005" relate to the fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005.

PRINCIPLES OF CONSOLIDATION -- Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All of our significant intercompany accounts and transactions have been eliminated in consolidation. All figures in these notes are expressed in thousands of U.S. dollars, unless otherwise noted.

NATURE OF OPERATIONS -- We design and manufacture close-tolerance, specialty metal alloy components for mechanical and electromechanical systems using turning, grinding and milling processes. Currently, we manufacture components for use on steering, fuel delivery, electric motor, braking and air bag systems for the transportation industry and medical devices for the ophthalmic, orthopedic and cardiovascular surgery industries. We have seven manufacturing locations in the United States, four in France, three in Brazil and one each in Poland and China. Our customers are located in virtually all areas of the world, with the exception of the continent of Africa.

On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Micron, merged with and into Titan with Titan continuing as the surviving corporation (the "Merger"). As a result, Titan became a wholly-owned subsidiary of Micron. The total amount of consideration paid in the Merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock of Titan, payments to common shareholders of Titan and the payment of transaction costs incurred by Titan, was $395,000. The Merger was financed with the net proceeds from Autocam's issuance of $140,000 of senior subordinated notes, which are guaranteed by Titan (the "Notes"), borrowings under our senior credit facilities of $114,000 and combined common equity contributions of $143,400 by GS Capital Partners 2000, L.P. ("GSCP 2000"), other private equity funds affiliated with GSCP 2000, Transportation Resource Partners LP ("TRP"), other investment vehicles affiliated with TRP, and certain of our management.

SUCCESSOR PERIODS -- Represents our consolidated financial position and consolidated results of operations and cash flows reflecting the basis of accounting after purchasing accounting for the Merger.

PREDECESSOR PERIODS -- Represents our consolidated financial position and results of operations and cash flows reflecting the historical basis of accounting without any application of purchase accounting for the Merger.

ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our management believes the estimates are reasonable, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS consist principally of cash and equivalents, accounts receivable and payable, debt and related interest contracts. The carrying amounts of our financial instruments approximate estimated fair value, except for the senior subordinated notes and interest contracts. We have determined the estimated fair value amounts using available market information and valuation methodologies (see Note 5).

CASH AND EQUIVALENTS consist of highly-liquid investments with original maturities of three months or less at the date of purchase.

ACCOUNTS RECEIVABLE -- We participate in an accounts receivable financing facility under which accounts receivable are sold without recourse to an unrelated third party, resulting in reductions of accounts receivable of $18,809 as of December 31, 2004 and $23,846 as of December 31, 2005. We account for the sales of receivables in accordance with the requirements of Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Net discounts recognized on sales of receivables of $181 in 2003, $150 in 2004 and $285 in 2005 are included in Selling, General and Administrative Expenses, while certain factoring charges of $295 in 2003, $402 in 2004 and $541 in 2005 are included in Net Other Expenses.

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

PROPERTY, PLANT AND EQUIPMENT is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements   31 years
Leasehold improvements       3 to 12 years
Machinery and equipment      3 to 12 years
Furniture and fixtures       5 to 10 years

Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense. When properties are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is recognized in the results of operations. Gains arising from sale and leaseback transactions are deferred for amortization to income over the lives of the related operating leases. Leasehold improvements are amortized of the lesser of their useful lives or the lease term.

GOODWILL consists of amounts paid in excess of the fair value of acquired net assets. Goodwill is not amortized; rather, it is subject to impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We evaluate for indicators of impairment the carrying value of our goodwill at least on an annual basis (in the fourth quarter) and on an interim basis if indicators of potential impairment arise between annual evaluations. Our European segment experienced unfavorable operating results in 2005 primarily as a result of lower production volumes on key programs, excessive labor costs, increased customer pricing pressure and higher raw material costs. As a result, our management concluded that Autocam's European reporting unit's goodwill had been impaired and we recorded against our third quarter 2005 results a goodwill impairment loss of $33,000. The fair value of that reporting unit was estimated using the present value of expected future cash flows. This charge does not result in current or future cash expenditures.

Set forth below is a summary of the changes in our goodwill balances by segment in 2004 and 2005:

                                 NORTH                SOUTH
                                AMERICA    EUROPE    AMERICA     TOTAL
                               --------   --------   -------   --------
Balance at January 1, 2004     $125,209   $ 12,056   $ 2,181   $139,446
Acquisition activity             (8,807)   113,516     8,658    113,367
Translation and other                       15,921      (695)    15,226
                               --------   --------   -------   --------
Balance at December 31, 2004    116,402    141,493    10,144    268,039
Acquisition activity              5,412                           5,412
Impairment charge                          (33,000)             (33,000)
Translation and other                      (18,220)    1,793    (16,427)
                               --------   --------   -------   --------
Balance at December 31, 2005   $121,814   $ 90,273   $11,937   $224,024
                               ========   ========   =======   ========

EQUIPMENT DEPOSITS AND OTHER LONG-TERM ASSETS consists primarily of debt issue costs of $11,128 as of December 31, 2004 and $11,025 as of December 31, 2005 (amortized over the terms of the debt instruments) and deposits on equipment to be placed into service in the future of $2,093 as of December 31, 2004 and $3,069 as of December 31, 2005. Debt issue cost amortization expense was $706 in 2003, $2,962 in 2004 and $3,528 in 2005. This expense includes $1,822 in 2004 and $1,652 in 2005 in unamortized debt issue costs incurred to secure our senior credit facilities that were written off in connection repayment of indebtedness precipitated by the Merger and the repayment of a portion of our senior credit facilities indebtedness in connection with entering into our second lien credit facility agreement (see Note 5).

Set forth below is expected debt issue cost amortization expense to be recorded by us in the years following December 31, 2005:

YEARS ENDING DECEMBER 31,
      2006                  $ 1,786
      2007                    1,786
      2008                    1,782
      2009                    1,692
      2010                    1,498
Thereafter                    2,481
                            -------
     Total                  $11,025
                            =======

ACCOUNTS PAYABLE includes the reclassification from Cash and Equivalents of outstanding checks, net of related cash balances, totaling $4,142 as of December 31, 2004 and $4,691 as of December 31, 2005.

REVENUE RECOGNITION -- Sales are recognized at the time product is shipped to the customer, at which time title and risk of ownership transfer to the purchaser.

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

DERIVATIVE AND HEDGING ACTIVITIES -- From time to time, we manage interest rate risk through the use of interest rate swap agreements although no such instruments were outstanding as of December 31, 2004 or December 31, 2005. We also manage foreign currency exchange risks in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding as of December 31, 2004 or December 31, 2005. In March 2006, through an interest rate swap agreement we fixed the interest rate on $50,000 of our variable-interest-rate indebtedness at a London Interbank Offered Rate of 5.14% for five years.

STOCK-BASED COMPENSATION -- We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock-based compensation plans. Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of the grant (see Note 10). Had stock-based employee compensation cost of our stock option plan been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," our net income would have changed to the pro forma amounts indicated below:

                                                                      SIX MONTHS ENDED
                                                   -----------------------------------------------------
                                                   DECEMBER 31,   JUNE 30,   DECEMBER 31,   DECEMBER 31,
                                                       2003         2004         2004           2005
                                                   ------------   --------   ------------   ------------
                                                        (predecessor)                (successor)
As reported                                           $6,994       $2,177        $ 554        ($40,187)
Compensation expense, net of related tax effects        (559)        (280)        (200)           (405)
                                                      ------       ------        -----        --------
Pro forma                                             $6,435       $1,897        $ 354        ($40,592)
                                                      ======       ======        =====        ========

The fair value approach was used to value all option grants, with the following weighted-average assumptions: risk-free interest rates, 4%-4.51%; volatility rates, 10.98%-12.01%; and expected life of options, 10 years.

NEW ACCOUNTING PRONOUNCEMENTS -- In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) becomes effective at the beginning January 1, 2006. We expect the impact of adopting SFAS No. 123(R) will be consistent with the pro forma expense that has been previously disclosed, adjusted for future grants, cancellations and exercises of stock options in accordance with SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No, 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (as defined) to prior periods' financial statements, unless it is impracticable to determine the effects of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 beginning January 1, 2006.

RESTRUCTURING -- In June 2003, we closed our Chicago, Illinois facility and moved all existing production to other facilities. We incurred related employee termination and plant closing costs of $879 in 2003. In that year, we also incurred $534 of costs associated with the termination of our building lease and other ancillary costs upon ceasing use of the facility. All of the aforementioned expenses are included in Cost of Sales. In December 2005, we closed our Perrieres, France facility and moved all existing production to other facilities. We incurred related employee termination and plant closing costs of $4,878 in 2005, $3,114 of which are included in Cost of Sales and $1,764 of which are included in Selling, General and Administrative Expenses.

JOINT VENTURE -- We and an unrelated entity jointly own Wuxi Weifu Autocam Precision Machinery Company, Ltd. ("JV"), which was formed in China in 2005. The purpose of the JV is to produce fuel delivery systems components for a customer's Asian operations. Our investment in JV of 50% is being accounted for under the equity method.

2. BUSINESS COMBINATIONS

The Merger (see Note 1) was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $249,371, allocated among our operating segments as follows: North America - $116,227, Europe - $124,486 and South America - $8,658. The results of our operations and cash flows (as predecessor company) have been reported through June 30, 2004.

Set forth below are our unaudited pro forma statements of operations information for 2003 and the six months ended June 30, 2004, which are based upon our historical Consolidated Statements of Operations for those periods after giving effect to the Merger as if such transaction had occurred at the beginning of each period presented. These pro forma results are based upon assumptions considered appropriate our management and include adjustments as considered necessary in the circumstances. Such adjustments include interest expense that would have been incurred to finance the purchase, depreciation expense based on the fair market value of the property and equipment acquired and the corresponding tax effects of each. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results which would have actually been reported had the Merger taken place at the beginning of each period presented or which may be reported in the future.

                        SIX MONTHS
                           ENDED
                         JUNE 30,
               2003        2004
             --------   ----------
Sales        $323,210    $184,489
Net income      1,269       6,649

Effective November 1, 2004, Autocam, through our wholly-owned subsidiary, Frank & Pignard, SA, acquired the stock of ATI, S.A.S. ("ATI"), for $1,681 in cash and the assumption of $6,065 in debt, primarily consisting of capital lease obligations. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $1,086.

On June 15, 2005, Autocam Greenville, Inc., a wholly-owned subsidiary of Autocam, acquired the stock of Sager Precision Technologies, Inc. for $9,902 in cash and the assumption of $240 in capital lease obligations. In accordance with the purchase agreement, we recognized a receivable from the seller of $342 representing a shortfall in working capital on June 15, 2005. Additional consideration will be paid to the seller if earnings before interest, taxes, depreciation and amortization exceed certain levels for the year ending June 30, 2006. The purchase price was primarily financed indirectly through $10,028 in equity contributions from the shareholders of Micron. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their relative fair market values. Cost in excess of the fair value of the net assets acquired (goodwill) was $5,242.

3. INVENTORIES

Set forth below are the components of Inventories as of December 31:

                        2004      2005
                      -------   -------
                         (successor)
Raw materials         $11,030   $12,657
Production supplies     7,188     7,512
Work in-process        12,979    14,916
Finished goods          5,750     5,842
                      -------   -------
Total inventories     $36,947   $40,927
                      =======   =======

4. PROPERTY, PLANT AND EQUIPMENT

Set forth below are the components of Property, Plant and Equipment, Net as of December 31:

                                             2004       2005
                                           --------   --------
                                               (successor)
Buildings and land                         $ 10,838   $ 10,156
Machinery and equipment                     161,407    160,631
Furniture and fixtures                       11,041     11,402
                                           --------   --------
Total                                       183,286    182,189
Accumulated depreciation                     (6,001)   (19,130)
                                           --------   --------
Total property, plant and equipment, net   $177,285   $163,059
                                           ========   ========

5. LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations as of December 31 (percentages represent interest rates as of December 31, 2005):

                                                       2004       2005
                                                     --------   --------
                                                         (successor)
Senior credit facility:
   U.S. dollar term note with banks - principal
   payments in quarterly installments beginning in
   September 2010; interest payable quarterly at
   variable interest rates based on LIBOR plus
   3.5% (7.938-8.25% per annum); due June 2011       $ 32,835   $ 19,988

   Euro term note with banks - principal payments
   in quarterly installments beginning in
   September 2008; interest payable quarterly at
   variable interest rates based on EURIBOR plus
   4% (6.492% per annum); due June 2011                83,269     42,532

   Multi-currency revolving line of credit with
   banks - interest payable quarterly at variable
   interest rates based on either LIBOR plus 3.5%
   or the bank's prime rate plus 2.5%; principal
   due June 2011                                       18,000

Second lien term note:
   U.S. dollar-denominated portion - interest
   payable in quarterly installments at variable
   interest rates based on LIBOR plus 7% (11.438%
   per annum); principal due December 2011;
   balance due at December 31, 2005 reflects
   paid-in kind interest accrued at 1.5% per annum
   of the principal balance outstanding                           60,023

   Euro-denominated portion - interest payable in
   quarterly installments at variable interest
   rates based on EURIBOR plus 8% (10.438% per
   annum); principal due December 2011; balance
   due at December 31, 2005 reflectes paid-in kind
   interest accrued at 1.5% per annum of the
   principal balance outstanding                                  14,951

Senior subordinated notes - interest payable in
   semi-annual installments at a fixed interest
   rate of 10.875% per annum, net of original
   issue discount; principal due June 2014            137,043    137,355

Capital leases obligations - payable in monthly
   installments, including interest imputed at
   rates ranging from 2.14% to 19.62%; due through
   February 2016                                       12,659      8,546
Other                                                   4,975      7,846
                                                     --------   --------
Total long-term obligations                           288,781    291,241
Current portion                                       (12,942)    (8,582)
                                                     --------   --------
Long-term portion                                    $275,839   $282,659
                                                     ========   ========

SENIOR CREDIT FACILITIES

In connection with the Merger, on June 21, 2004, Autocam entered into a $158,000 USD-equivalent senior credit facilities agreement, which consisted of a $36,100 multi-currency revolving credit facility available to Autocam, an E11,621 revolving credit facility available to our French subsidiary, Autocam France, SARL, a $33,000 term loan to Autocam and a E62,700 term loan to Autocam France, SARL.

On December 22, 2005, we amended our senior credit facilities agreement to permit us to incur the second lien term loans discussed below, to replace interest coverage, leverage and senior leverage ratio covenants with maximum first lien leverage and revised maximum senior leverage ratio covenants, to amend the consolidated capital expenditures covenant and to make other modifications. We also reduced the committed amount of our multi-currency-denominated revolving credit facility from $36,100 to $28,880 and we reduced the committed amount of Autocam France, SARL's euro-denominated revolving credit facility from E11,621 to E9,297 (USD-equivalent of $10,968 as of December 31, 2005). We had no borrowings outstanding under any of the revolving credit facilities of our senior credit facilities as of December 31, 2005. Our ability to borrow against these facilities expires in June 2011.

Interest and Fees. The interest rate margins on our senior credit facilities changed in conjunction with the December 2005 amendment to our senior credit facilities agreement. The interest rate margin applicable to the U.S. Term Loans (with a Eurocurrency rate) is 3.50% and the interest rate margin applicable to the Euro Term Loans is 4.00%, in each case from December 22, 2005 until the later of the first anniversary of the effective date of the first amendment (i.e. April 2006) to our senior credit facilities agreement and the date we demonstrate a "Leverage Ratio," as defined in our senior credit facilities agreement, of less than or equal to 4.50:1.00. Thereafter, the applicable interest rate margin is determined by reference to the Leverage Ratio in effect from time to time as set forth below:

                   APPLICABLE MARGIN FOR REVOLVING   APPLICABLE MARGIN
                   LOANS, EUROPEAN REVOLVING LOANS      FOR EUROPEAN
LEVERAGE RATIO           AND U.S. TERM LOANS             TERM LOANS
--------------     -------------------------------   -----------------
> or = 3.00:1.00                3.25%                      3.75%
<      3.00:1.00                3.00%                      3.50%

If, at any time our "First Lien Leverage Ratio" as defined in our senior credit facilities agreement exceeds 2.25:1.00, the applicable margins shown above shall be increased by 0.25%, and if our First Lien Leverage Ratio exceeds 2.75:1.00, the applicable margins shown above shall be increased by an additional 0.25%. The interest rate margin applicable to swing line loans and other loans that are base rate loans is an amount equal to the margin applicable to Eurocurrency rate loans at that time, minus 1.00% per annum.

Amortization and Prepayments. After giving effect to the prepayments made from the proceeds of the term loans under our second lien credit facility (described below), no amortization of the term loans under our senior credit facilities is required through the quarter ending June 30, 2008, and thereafter required amortization is as follows:

                        TERM LOAN INSTALLMENTS
                        ----------------------
FISCAL QUARTER ENDING       U.S.    EUROPEAN
---------------------     -------   --------
September 30, 2008                   E   894
December 31, 2008                      1,073
March 31, 2009                         2,682
June 30, 2009                          2,682
September 30, 2009                     2,682
December 31, 2009                      2,682
March 31, 2010                         3,893
June 30, 2010                          3,893
September 30, 2010        $ 2,298      3,893
December 31, 2010           5,896      3,893
March 31, 2011              5,896      3,893
June 30, 2011               5,898      3,893
                          -------    -------
Total                     $19,988    E36,053
                          =======    =======

Our senior credit facilities also require mandatory prepayments on terms substantially identical to our second lien credit facility (described below).

Collateral and Guarantors. Indebtedness under our senior credit facilities is guaranteed by Titan, Autocam Europe, B.V. (Autocam's Dutch subsidiary), and by each existing and subsequently acquired or organized domestic and, to the extent no material adverse tax consequence would result and to the extent permitted under local law, foreign subsidiary, and by Autocam with respect to the obligations of Autocam France, SARL under the Eurocurrency Term Loan and revolving credit facilities.

Indebtedness under our senior credit facilities is secured by a first priority lien on substantially all of our and the guarantors' tangible and intangible assets, including personal property, real property, intercompany indebtedness and capital stock owned by Autocam and such guarantors, limited to 65% of such capital stock in the case of certain foreign subsidiaries.

Financial and Restrictive Covenants. Our senior credit facilities agreement contains maximum first lien leverage ratios, maximum senior leverage ratios and maximum capital expenditures and also contains covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities.

THE SECOND LIEN CREDIT FACILITY

On December 22, 2005, Autocam entered into a second lien Term Loan and Guaranty Agreement ("second lien credit facility") with a syndicate of lenders, Goldman Sachs Credit Partners L.P. as syndication agent, lead arranger and sole book runner, and The Bank of New York as administrative agent and collateral agent.

Amount and Final Maturity. The second lien credit facility provides for a $60,000 term loan and a E12,669 term loan (USD-equivalent of $15,000 as of December 31, 2005). Each term loan has a final maturity of six years. Autocam is the borrower under the term notes, which were fully borrowed at the closing on December 22, 2005.

Use of Proceeds. Proceeds of the second lien term loans were used by us to repay borrowings under our senior credit facilities as follows: (i) $12,600 of term loans borrowed by Autocam, (ii) E22,728 of term loans borrowed by Autocam France, SARL, and (iii) $29,000 of revolving loans borrowed by Autocam. The balance of the proceeds was used to pay transaction costs and interest due on our senior credit facilities and for working capital and general corporate purposes.

Interest and Fees. The interest rates applicable to loans under our second lien credit facility will be (i) in the case of our USD-denominated term loans, at its option equal to either (x) a base (prime) rate plus 7.50% per annum or (y) an adjusted Eurodollar bank deposit rate plus 8.50% per annum; or (ii) in the case of our euro-denominated term loans, an adjusted Euro bank deposit rate plus 9.50% per annum. We may at our option, in lieu of payment of interest in cash, pay up to 1.50% per annum of the interest by adding such interest to the then outstanding principal amount of the term loans (payment-in-kind).

We have agreed to pay various fees with respect to our second lien credit facility, including customary arrangement fees paid to Goldman Sachs Credit Partners L.P. and a customary annual administrative agent fee payable to The Bank of New York.

Prepayments. Our second lien credit facility requires mandatory prepayments, subject to exceptions, of an amount equal to:

- 100% of the net cash proceeds from asset sales or other dispositions of property by us or our subsidiaries, including insurance proceeds or governmental condemnations, other than inventory sold or disposed of in the ordinary course of business, certain other transactions and net cash proceeds reinvested in assets used in our business;

- 50% of the net cash proceeds from the issuance of specified equity securities, provided that this percentage will be reduced to 25% if our "Leverage Ratio", as defined in our second lien credit facilities agreement, is less than 3.00:1.00;

- 100% of the net cash proceeds from the issuance of specified debt obligations by us or our subsidiaries; and

- 75% of "Consolidated Excess Cash Flow", as defined in our second lien credit facility agreement, provided that this percentage will be reduced to 50% if its "Leverage Ratio" is less than 3.00:1.00.

Mandatory prepayments (which are permitted to be waived by the lenders in certain circumstances) will be applied first to repay our obligations under our senior credit facilities, and then remaining amounts, if any, to our USD term loans and our euro term loans under our second lien credit facility on a pro rata basis.

We are permitted to voluntarily prepay loans under our second lien credit facility on or after December 22, 2006, subject to the terms of our senior credit facilities agreement. If we voluntarily prepay all or any portion of our second lien credit facility, we are required to pay a prepayment premium (as a percentage of the principal prepaid) as follows: on or after December 22, 2006 but prior to December 22, 2007, 2.0%; and on or after December 22, 2007 but prior to December 22, 2008, 1.0%. The term loans under our second lien credit facility may be prepaid without a prepayment premium from and after December 22, 2008.

Collateral and Guarantors. Indebtedness under our second lien credit facility is guaranteed by Titan, Autocam's Dutch subsidiary, Autocam Europe, B.V., and each of our existing and subsequently acquired or organized domestic and, to the extent no material adverse tax consequence would result and permitted under local law, each of our foreign subsidiaries.

Indebtedness under our second lien credit facility is secured by a second priority lien on substantially all of our and the guarantors' tangible and intangible assets, including personal property, real property, intercompany indebtedness and capital stock owned by us and such guarantors, limited to 65% of such capital stock in the case of certain foreign subsidiaries.

The liens to secure our second lien credit facility are subordinated to the liens to secure our senior credit facilities. The priority of, and certain other matters relating to, the liens in the collateral under our second lien credit facility and our senior credit facilities is set out in an intercreditor agreement.

Financial and Restrictive Covenants. Our second lien credit facility agreement contains maximum senior leverage ratios that vary during the term of the facility agreement. Our second lien credit facility agreement also contains covenants that restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. These are substantially identical to (and in some respects more flexible than) the covenants in our senior credit facilities agreement.

Representations and Affirmative Covenants. Our second lien credit facility contains customary representations, warranties and affirmative covenants.

Events of Defaults. Our second lien credit facility contains customary events of default, which are substantially as set forth in our senior credit facilities agreement, but with materiality thresholds 15% higher than the corresponding provisions in our senior credit facilities agreement, including:

-    failure to make payments when due;

-    defaults under other material indebtedness;

-    non-compliance with covenants;

-    incorrectness of representations and warranties;

-    bankruptcy, insolvency or dissolution events;

-    material judgments;

-    certain events related to ERISA;

-    impairment of security interests in collateral or invalidity of guarantees;
     and

- a "change of control," as defined in our second lien credit facilities agreement.

There is a 60-day standstill period with respect to a cross default to our senior credit facilities agreement.

SENIOR SUBORDINATED NOTES

Autocam issued $140,000 of Notes in connection with the Merger. The Notes will mature on June 15, 2014. Interest on the Notes accrues at the rate of 10.875% per annum and is paid semi-annually in arrears on June 15 and December 15. We make each interest payment to the holders of record on the immediately preceding June 1 and December 1. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Notes:

-    are general unsecured obligations of Autocam;

- are subordinated in right of payment to all our existing and future senior debt, including borrowings under our senior credit facilities and second lien credit facility;

- rank equally in right of payment to any future senior subordinated indebtedness of ours;

- are senior in right of payment to any future subordinated indebtedness of ours; and

- are jointly, severally, fully and unconditionally guaranteed by the guarantors (see below and Note 14).

The Notes are guaranteed by all of our existing and future restricted subsidiaries that are domestic subsidiaries and by Autocam Europe, B.V. and Titan.

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

Except for Autocam Europe, B.V., none of our foreign subsidiaries guarantee the Notes. The Notes are effectively subordinated in right of payment to all of our indebtedness and other liabilities and commitments (including trade payables and lease obligations) and those of our subsidiaries that are not guarantors. Any right of ours to receive assets of any of our subsidiaries that are not guarantors upon that subsidiary's liquidation or reorganization (and the consequent right of the holders of the Notes to participate in those assets) is effectively subordinated to the claims of that subsidiary's creditors, except to the extent that we are recognized as a creditor of the subsidiary, in which case those claims would still be subordinate in right of payment to any security in the assets of the subsidiary and any indebtedness of the subsidiary senior to that held by us.

Set forth below are the annual aggregate maturities of long-term obligations as of December 31, 2005:

YEARS ENDING DECEMBER 31,

2006         $  8,582
2007            3,194
2008            4,399
2009           13,588
2010           27,004
Thereafter    234,474
             --------
Total        $291,241
             ========

Our weighted average interest rates incurred on long-term obligations was 6.7% in 2003, 7.9% in 2004 and 8.9% in 2005.

Based on the borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of long-term debt approximated its carrying value as of December 31, 2004 and was $249,941 as of December 31, 2005.

6. COMMITMENTS

We lease buildings and equipment under capital leases. The cost of assets purchased subject to capital leases was $239 in 2003, $1,933 in 2004 and $307 in 2005. The cost of the assets subject to the capital leases was $18,937 as of December 31, 2004 and $16,108 as of December 31, 2005. The accumulated amortization of such assets was $400 as of December 31, 2004 and $1,363 as of December 31, 2005.

We lease buildings and equipment under non-cancelable operating leases, which generally contain renewal and purchase options at fair market value at the end of the lease terms. We lease other buildings under cancelable operating leases, which contain renewal options every three years in accordance with French law.

Set forth below are minimum future lease payments under all capital and operating leases as of December 31, 2005:

                            CAPITAL   OPERATING
                             LEASES     LEASES
                            -------   ---------
YEARS ENDING DECEMBER 31,
2006                        $ 2,864    $14,343
2007                          2,424     13,205
2008                          1,704     10,837
2009                            926      6,622
2010                            506      4,519
Thereafter                    1,263     15,388
                            -------    -------
Subtotal                      9,687    $64,914
                                       =======
Less imputed interest        (1,141)
                            -------
Total                       $ 8,546
                            =======

Rent expense under operating leases summarized above was $11,404 in 2003, $12,422 in 2004 and $14,098 in 2005.

As of December 31, 2005, we had non-cancelable purchase commitments for machinery and equipment and buildings totaling $7,871 some of which may be assigned to financing companies under operating lease agreements. In accordance with terms of the purchase agreements, final acceptance of the equipment is contingent upon the equipment demonstrating certain capabilities as documented in our purchase orders.

On January 3, 2006, Autocam purchased certain assets and assumed certain liabilities of ATS Automation Tooling Systems, Inc.'s ("ATS") Precision Metals Division pursuant to an asset purchase agreement, dated December 12, 2005. In connection therewith, we paid 6,000 Canadian dollars (USD-equivalent of $5,179).

We formerly guaranteed the performance under equipment leases of ATI. We acquired the outstanding stock of ATI in 2004 (see Note 2), and therefore became primarily responsible for the capital lease obligations of ATI. These obligations are reflected in Long-Term Obligations.

7. INCOME TAXES

Set forth below is income (loss) before tax provision:

                                      SIX MONTHS ENDED
                        --------------------------------------------
                                  JUNE 30,   DECEMBER 31,
                          2003      2004         2004         2005
                        -------   --------   ------------   --------
                           (predecessor)           (successor)
U.S. income (loss)      $ 4,477    ($4,034)     ($3,913)    ($ 3,915)
Foreign income (loss)     7,214      9,422        4,889      (40,055)
                        -------   --------     --------     --------
Total                   $11,691   $  5,388     $    976     ($43,970)
                        =======   ========     ========     ========

Set forth below is our income tax expense:

                                       SIX MONTHS ENDED
                                   -----------------------
                                   JUNE 30,   DECEMBER 31,
                           2003      2004         2004         2005
                          ------   --------   ------------   -------
                            (predecessor)           (successor)
Current:
   U.S. federal           $   27    ($1,691)    $ 3,582        ($467)
   Foreign                 1,349      4,525        (383)         948
   U.S. state and local       28          9          15           34
                          ------   --------     -------      -------
Total current              1,404      2,843       3,214          515
                          ------   --------     -------      -------
Deferred:
   U.S. federal            1,559        326      (4,522)        (727)
   Foreign                 1,734         42       1,730       (3,588)
                          ------   --------     -------      -------
Total deferred             3,293        368      (2,792)      (4,315)
                          ------   --------     -------      -------
Total taxes               $4,697   $  3,211     $   422      ($3,800)
                          ======   ========     =======      =======

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $69,840 as of December 31, 2005. The determination of the additional deferred taxes that have not been provided is not practicable.

Set forth below are reconciliations of the differences between our income tax expense and income taxes computed at the United States Federal statutory tax rate:

                                                                         SIX MONTHS ENDED
                                                                     -----------------------
                                                                     JUNE 30,   DECEMBER 31,
                                                             2003      2004         2004         2005
                                                           -------   --------   ------------   --------
                                                              (predecessor)           (successor)
Tax at United States Federal statutory rate                 $4,092    $1,885       $ 342       ($15,390)
Effect of foreign operations, net of related tax credits       558     1,068        (139)          (999)
Goodwill impairment                                                                              11,550
Non-deductible business combination expenditures                         340
Other                                                           47       (82)        219          1,039
                                                            ------    ------       -----       --------
Tax as reported                                             $4,697    $3,211       $ 422        ($3,800)
                                                            ======    ======       =====       ========

Deferred income tax assets and liabilities as of December 31, 2004 and as of December 31, 2005 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

Set forth below are temporary differences that gave rise to deferred tax assets and liabilities as of December 31:

                                                           2004                    2005
                                                  ---------------------   ---------------------
                                                       DEFERRED TAX            DEFERRED TAX
                                                  ---------------------   ---------------------
                                                   ASSETS   LIABILITIES    ASSETS   LIABILITIES
                                                  -------   -----------   -------   -----------
                                                                   (successor)
                                                  ---------------------------------------------
Domestic international sales corporation income               $   568                 $   426
Accrued expenses                                  $ 1,643         535     $   989         426
Foreign tax and other credits                       5,774                   6,915
Net operating loss carryforward                     7,421                  10,516
Depreciation and other                                         43,607                  38,163
                                                  -------     -------     -------     -------
Subtotal                                           14,838      44,710      18,420      39,015
Less valuation allowance                           (2,732)                 (3,945)
                                                  -------     -------     -------     -------
Total deferred taxes                              $12,106     $44,710     $14,475     $39,015
                                                  =======     =======     =======     =======

Set forth below is the deferred tax detail above as reflected in the consolidated balance sheets as of December 31:

                                       2004      2005
                                     -------   --------
                                         (successor)
Short-term deferred tax assets         ($238)     ($725)
Long-term deferred tax assets         (7,721)   (17,431)
Long-term deferred tax liabilities    40,563     42,696
                                     -------   --------
Total deferred taxes                 $32,604   $ 24,540
                                     =======   ========

We had United States Federal income tax credit carryforwards of $6,915 as of December 31, 2005 related primarily to research and development expenses and foreign tax credits, which expire from 2008 to 2025. We also had net operating loss carryforwards available to offset future taxable income of $30,014, as of December 31, 2005, which expire from 2017 to 2025.

8. BUSINESS SEGMENT INFORMATION

We have four operating segments: North America, Europe, South America and Asia. The North American segment provides precision-machined components to the transportation and medical devices industries, while the European, South American and Asia segments provide precision-machined components to the transportation industry. We have assigned specific business units to a segment based on their geographical location. Each of our segments is individually managed and have separate financial results reviewed by our chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. We evaluate segment performance primarily based on income from operations and the efficient use of assets. The totals set forth below are inclusive of all adjustments needed to reconcile to the data provided in the Consolidated Financial Statements and related notes as of December 31 and for 2003, 2004 and 2005:

                                                      SIX MONTHS ENDED
                                                    -------------------
                                                     JUNE 30,  DECEMBER 31,
                                            2003       2004       2004        2005
                                          --------   --------   --------   ---------
                                             (predecessor)           (successor)
Sales to Unaffiliated Customers from
   Company Facilities Located in:
North America                             $139,876   $ 75,031   $ 68,903   $ 159,023
Europe                                     170,536    100,429     83,726     158,798
South America                               12,798      9,029     13,192      30,002
                                          --------   --------   --------   ---------
Total                                     $323,210   $184,489   $165,821   $ 347,823
                                          ========   ========   ========   =========
Net Income (Loss) of Company Facilities
   Located in:
North America                             $  2,863    ($2,678)   ($2,988)    ($2,772)
Europe                                       3,087      3,732      1,729     (40,089)
South America                                1,044      1,123      1,813       2,726
Asia                                                                             (52)
                                          --------   --------   --------   ---------
Total                                     $  6,994   $  2,177   $    554    ($40,187)
                                          ========   ========   ========   =========
Depreciation and Amortization on Assets
   Located in:
North America                             $  8,265   $  6,225   $  2,028   $   6,323
Europe                                      11,313      6,189      5,306      11,981
South America                                  868        540        429       1,259
                                          --------   --------   --------   ---------
Total                                     $ 20,446   $ 12,954   $  7,763   $  19,563
                                          ========   ========   ========   =========
Net Interest Expense of Company
   Facilities Located in:
North America                             $  2,909   $  1,763   $  8,493   $  17,792
Europe                                       6,257      2,699      2,841       6,794
South America                                  278        204        304         555
                                          --------   --------   --------   ---------
Total                                     $  9,444   $  4,666   $ 11,638   $  25,141
                                          ========   ========   ========   =========
Tax Provision of Company Facilities
   Located in:
North America                             $  1,614    ($1,356)     ($925)    ($1,160)
Europe                                       2,744      4,068        698      (4,031)
South America                                  339        499        649       1,391
                                          --------   --------   --------   ---------
Total                                     $  4,697   $  3,211   $    422     ($3,800)
                                          ========   ========   ========   =========
Expenditures for Property, Plant and
   Equipment of Facilities Located in:
North America                             $ 10,892   $  4,085   $  3,032   $   7,254
Europe                                       8,866      5,622      4,813       7,648
South America                                2,701        969      1,834       3,424
Asia                                                                              20
                                          --------   --------   --------   ---------
Total                                     $ 22,459   $ 10,676   $  9,679   $  18,346
                                          ========   ========   ========   =========

                                                   2004       2005
                                                 --------   --------
                                                     (successor)
Total Assets of Company Facilities Located in:
North America                                    $205,690   $241,735
Europe                                            332,279    249,199
South America                                      31,463     38,927
Asia                                                           1,902
                                                 --------   --------
Total                                            $569,432   $531,763
                                                 ========   ========

Included in the North American sales to unaffiliated customers are sales exported from facilities in the United States of $22,381 in 2003, $21,138 in 2004 and $16,963 in 2005, with the majority being to customers in Germany, Mexico, Brazil and Austria.

Set forth below are our sales by product line for the periods presented:

                    2003       2004       2005
                  --------   --------   --------
Steering          $ 99,858   $120,204   $121,387
Fuel               111,013    109,054    108,374
Braking             26,393     30,648     32,468
Electric motors     41,840     39,173     25,572
Air bags            18,544     18,612     17,464
Medical devices      8,112      9,001     15,830
Other               17,450     23,618     26,728
                  --------   --------   --------
Total revenue     $323,210   $350,310   $347,823
                  ========   ========   ========

Set forth below are sales to customers that exceeded 10% of consolidated sales:

                          2003       2004       2005
                        --------   --------   --------
ZF Friedrichshafen AG   $ 39,929   $ 57,252   $ 62,857
TRW Automotive, Inc.      42,077     53,531     57,173
Delphi Corporation        52,183     54,656     52,516
Robert Bosch GmbH         42,556     40,637     40,739
                        --------   --------   --------
                        $176,745   $206,076   $213,285
                        ========   ========   ========

9.   RELATED PARTY TRANSACTIONS

We lease a building in France from a partnership in which our president has a 50% interest subject to a 12-year operating lease, which expires in July 2014. Annual rent is due in quarterly installments subject to annual increases based upon an index tied to France's national public construction costs. Rent expense recorded in connection with this lease agreement was $588 in 2003, $664 in 2004 and $704 in 2005.

We paid management fees of $530 in 2003 and $278 in 2004 to our former majority shareholder. We paid management fees of $317 in 2004 and $600 in 2005 to our current shareholders.

GS Capital Partners 2000, L.P. ("GSCP 2000") and other private equity funds affiliated with Goldman, Sachs & Co. own 40.1% of the common stock and preferred stock of Micron. Under the registration rights agreement, we filed a "market-making" prospectus in order to allow Goldman, Sachs & Co. to engage in market-making activities for the Notes we entered into with these entities at the closing of the Merger. Goldman, Sachs & Co., an affiliate of GSCP 2000 and its related investment funds, acted as an initial purchaser in the offering of the Notes. Goldman Sachs Credit Partners L.P., an affiliate of GSCP 2000 and its related investment funds, was the joint lead arranger, joint book runner, syndication agent and a lender under our senior credit facilities initially and in the March and December 2005 amendments of the senior credit facilities agreement. Goldman Sachs Credit Partners L.P. was also the syndication agent, lead arranger and sole book runner for our second lien credit facility. In 2004, we paid Goldman Sachs Credit Partners L.P. $4,241 from the proceeds of our senior credit facilities and the Notes for underwriting and bridge financing commitment fees and out-of-pocket expenses. In 2005, we paid Goldman Sachs Credit Partners L.P. $1,902 from the proceeds of our second lien credit facility for syndication fees and out-of-pocket expenses.

10.  CAPITAL STOCK

Micron's Board of Directors has reserved 1,430,000 shares of common stock for issuance to employees under the 2004 Stock Option Plan (the "Option Plan"), and as of December 31, 2005, options for 948,035 shares were granted at $10 per share under the Option Plan, 929,498 of which were issued in 2004 and 18,537 in 2005. Options are not exercisable prior to twelve months from or ten years after the grant date. Certain options granted vest at a rate of twenty-five percent annually over a four-year period, while others vest based on Micron shareholders' ability to meet certain levels of return on their investment in Micron. No options were exercisable as of December 31, 2004. Options for 232,375 shares were exercisable as of December 31, 2005.

11. EMPLOYEE BENEFIT PLANS

We maintain a self-funded medical and dental plan for our Kentwood and Marshall and certain of our Dowagiac, Michigan full-time employees. A third-party administrator makes benefit payments, and an estimate of our liability for unpaid and incurred but not reported claims is included in Other Accrued Liabilities. Employees of our other subsidiaries are enrolled in various insured group or governmental health plans.

We sponsor a 401(k) savings plan (the "401k Plan") for all qualified full-time employees resident in the United States. The 401k Plan provides for an annual discretionary employer matching contribution that has historically been dollar-for-dollar up to two thousand dollars. Expense incurred in connection with the 401k Plan was $819 in 2003, $829 in 2004 and $818 in 2005.

We sponsor defined benefit pension plans for substantially all employees of our French subsidiaries. These benefits are calculated based on each employee's years of credited service and most recent monthly compensation and service category. The obligations for the plan sponsored by Frank & Pignard (the "F&P Plan") are not funded and the obligations for the plan sponsored by Bouverat (the "Bouverat Plan") are funded. Accordingly, the unfunded obligations under the F&P Plan are included in Deferred Credits and Other Long-Term Liabilities. Employees become vested in accordance with governmental regulations in place at the time of retirement under both plans.

For the purpose of calculating the actuarial present value of the benefit obligation under the F&P and Bouverat Plans, the discount rate assumed for all periods was 5%. The compensation growth rate for the F&P Plan was assumed at 3% for all periods presented. The compensation growth rates for the Bouverat Plan were assumed at 2% in 2003, 3% in 2004 and 3% in 2005. The measurement date was December 31 of each year.

Set forth below is projected benefit obligation information for the F&P and Bouverat Plans:

                                                               2004                       2005
                                                     ------------------------   ------------------------
                                                     F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                                     --------   -------------   --------   -------------
Accumulated benefit obligation at measurement date    $1,144         $354        $1,013         $256
Effect of salary increases                               729          173           665          159
                                                      ------         ----        ------         ----
Projected benefit obligation at measurement date      $1,873         $527        $1,678         $415
                                                      ======         ====        ======         ====

                                                               2004                       2005
                                                     ------------------------   ------------------------
                                                     F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                                     --------   -------------   --------   -------------
Projected benefit obligation at beginning of year     $2,335        $ 545        $1,873        $527
Plan amendments                                         (293)        (125)
Service and interest costs                               148          115           316          19
Actuarial gain                                          (304)
Benefits paid                                           (150)         (48)         (258)        (61)
Effect of foreign currency translation gain              137           40          (254)        (69)
                                                      ------        -----        ------        ----
Projected benefit obligation at measurement date      $1,873        $ 527        $1,678        $415
                                                      ======        =====        ======        ====

Set forth below is net periodic benefit cost information for the F&P and Bouverat Plans:

                                           2003                       2004                       2005
                                 ------------------------   ------------------------   ------------------------
                                 F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                 --------   -------------   --------   -------------   --------   -------------
Service and interest costs         $308         $ 34          $148          $115         $316         $  19
Expected return on plan assets                   (23)                        (30)                       (32)
                                   ----         ----          ----          ----         ----         -----
Net periodic benefit cost          $308         $ 11          $148          $ 85         $316          ($13)
                                   ====         ====          ====          ====         ====         =====

Set forth below are expected benefit payments under the F&P Plan for the next five years and the five years thereafter:

YEARS ENDING DECEMBER 31,

                     2006   $  5
                     2007
                     2008
                     2009      8
                     2010     22
                2011-2015    256
                            ----
                    Total   $291
                            ====

Set forth below is plan asset information for the Bouverat Plan:

                                                     2004    2005
                                                    -----   -----
Plan assets at fair value at measurement date       $ 648   $ 512
Projected benefit obligations at measurement date    (527)   (415)
                                                    -----   -----
Funded status and accrued benefit cost              $ 121   $  97
                                                    =====   =====

                                                    2004   2005
                                                    ----   ----
Plan assets at fair value at beginning of year      $602   $648
Actual return on plan assets                          43     25
Benefits paid                                        (48)   (61)
Other                                                       (15)
Effect of foreign currency translation loss           51    (85)
                                                    ----   ----
Plan assets at fair value at measurement date       $648   $512
                                                    ====   ====

The assumed rate of return on assets of the Bouverat Plan was 5% for all periods presented, which is consistent with historical long-term rates of return experienced for each asset class. We have a targeted goal of allocating Bouverat Plan assets one-third to equity and two-thirds to fixed income securities. Set forth below are actual allocations of plan assets of the Bouverat Plan between equity and fixed income securities as of December 31:

               2004   2005
               ----   ----
Equity          27%    19%
Fixed income    73%    81%
               ---    ---
               100%   100%
               ===    ===

Our expected funding obligations under the Bouverat Plan are $47 in 2006.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                                              SIX MONTHS ENDED
                                                                           ----------------------
                                                                         JUNE 30,   DECEMBER 31,
                                                                 2003      2004         2004          2005
                                                               -------   --------   ------------   ---------
                                                                  (predecessor)            (successor)
Net income (loss)                                              $ 6,994   $ 2,177      $   554       ($40,187)
Adjustments to reconcile net income (loss) to cash provided
   by (used in) operating activities:
Depreciation and amortization                                   20,446    12,954        7,763         19,563
Goodwill impairment                                                                                   33,000
Deferred taxes                                                   3,293       395         (874)        (4,768)
Realized gains and losses and other, net                         2,223     2,627         (257)           476
Changes in assets and liabilities that provided (used) cash:
   Accounts receivable                                           6,782    (9,243)      10,488          5,250
   Inventories                                                   1,838    (2,899)      (5,908)        (4,179)
   Prepaid expenses and other current assets                        53       (44)        (280)         1,323
   Other long-term assets                                          (69)   (1,192)         203         (1,916)
   Accounts payable                                              1,950     1,687       (6,217)         6,670
   Accrued liabilities                                          (5,634)    6,962       (2,985)          (247)
   Deferred credits and other                                      113    (2,730)      (3,024)         1,112
                                                               -------   -------      -------      ---------
Net cash provided by (used in) operating activities            $37,989   $10,694        ($537)     $  16,097
                                                               =======   =======      =======      =========

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2005 QUARTERS ENDED   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL YEAR
-------------------   --------   -------   ------------   -----------   ----------
                                               (successor)
                      -----------------------------------------------
Sales                  $88,787   $87,554     $ 85,416      $ 86,066     $ 347,823
Gross profit            12,294    12,935      (24,215)        7,425         8,439
Net income (loss)          322       419      (35,614)       (5,314)      (40,187)

2005 QUARTERS ENDED   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL YEAR
-------------------   --------   -------   ------------   -----------   ----------
                         (predecessor)             (successor)
                      ------------------   --------------------------
Sales                  $92,856   $91,633     $80,249        $85,572      $350,310
Gross profit            16,241    14,822      11,901         13,073        56,037
Net income (loss)        4,865    (2,688)       (140)           694         2,731

14. FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

Set forth below are the guarantor and non-guarantor subsidiaries of Autocam with respect to the Notes:

GUARANTOR SUBSIDIARIES                    NON-GUARANTOR SUBSIDIARIES
----------------------                    --------------------------
Autocam-Pax, Inc.                         Autocam-Har, Inc.
Autocam Acquisition, Inc.                 Autocam France, SARL
Autocam Laser Technologies, Inc.          Frank & Pignard, SA
Autocam International Ltd.                Bouverat Industries, SA
Autocam Europe, B.V.                      Autocam do Brasil Usinagem Ltda.
Autocam International Sales Corporation   Autocam Foreign Sales Corporation
Autocam Greenville, Inc.                  Autocam Poland Sp. z o.o.
Autocam South Carolina, Inc.              Wuxi Kent Precision Automotive Components Co., Ltd.

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2004, management determined that the previously presented condensed combining financial data for 2003 and 2004 did not reflect the investment in subsidiaries within Titan Holdings, Inc. and Autocam under the equity method for purposes of the supplemental combining presentation. The current presentation has been restated to reflect all investments in subsidiaries under the equity method. Net income (losses) of the subsidiaries accounted for under the equity method are therefore reflected in their parents' investment accounts. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not effect our consolidated financial position or consolidated results of operations, nor did the changes adversely impact our compliance with debt covenants or ratios.

Set forth below are schedules that reconcile the amounts as previously reported in our condensed combining balance sheet as of December 31, 2004 and the condensed combining statements of operations for the years ended December 31, 2003 and 2004, to the corresponding restated amounts.



                                               TITAN (PARENT                  SUBSIDIARIES
                                                  COMPANY                -------------------------
                                                   ONLY)       AUTOCAM    GUARANTOR  NON-GUARANTOR   ELIMINATIONS    COMBINED
                                               -------------  --------   ----------  -------------   -------------   ---------

YEAR ENDED DECEMBER 31, 2003:
Net income (loss) as previously reported         ($     38)   $  3,425   $    1,084    $  2,523                      $  6,994
Net income as restated                               6,994       7,032        1,084       2,523        ($10,639)        6,994

SIX MONTHS ENDED JUNE 30, 2004:
Net income (loss) as previously reported         ($  4,262)   $     77   $    1,509    $  4,853                      $  2,177
Net income as restated                               2,177       6,439        1,509       4,853        ($12,801)        2,177

SIX MONTHS ENDED DECEMBER 31, 2004:
Net income (loss) as previously reported         ($     12)  ($  3,791)  $      815    $  3,542                      $    554
Net income as restated                                 554         566          815       3,542        ($ 4,923)          554

DECEMBER 31, 2004:
As previously reported:
        Total assets                              $145,060    $210,909   $    1,368    $213,082        ($   987)     $569,432
        Total equity                               145,094      (1,303)         815      20,754                       165,360
As restated:
        Total assets                               145,626     215,266        1,368     213,082          (5,910)      569,432
        Total equity                               145,660       3,054          815      20,754          (4,923)      165,360

Set forth below is financial information regarding the guarantors and non-guarantors:

COMBINING STATEMENT OF OPERATIONS (RESTATED)                                      SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2003                   TITAN (PARENT              -------------------------
(predecessor)                                  COMPANY ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
---------------------------------              -------------   --------   ---------   -------------   ------------   --------
Sales                                                          $118,722    $17,332       $192,282       ($ 5,126)    $323,210
Cost of sales                                                   102,995     13,794        168,407         (5,126)     280,070
                                                               --------    -------       --------       --------     --------
Gross profit                                                     15,727      3,538         23,875                      43,140
Selling, general and administrative expenses       $   38         6,103      1,247         10,189                      17,577
                                                   ------      --------    -------       --------                    --------
Income (loss) from operations                         (38)        9,624      2,291         13,686                      25,563
Interest expense, net                                             2,168        591          6,685                       9,444
Other expense (income), net                                       2,150         57          2,221                       4,428
                                                   ------      --------    -------       --------                    --------
Income (loss) before tax provision                    (38)        5,306      1,643          4,780                      11,691
Tax provision                                                     1,881        559          2,257                       4,697
Equity in net income of subsidiaries                7,032         3,607                                  (10,639)
                                                   ------      --------    -------       --------       --------     --------
Net income                                         $6,994      $  7,032    $ 1,084       $  2,523       ($10,639)    $  6,994
                                                   ======      ========    =======       ========       ========     ========

COMBINING STATEMENT OF OPERATIONS (RESTATED)                                     SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2004                 TITAN (PARENT              -------------------------
(predecessor)                                  COMPANY ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
---------------------------------              -------------   --------   ---------   -------------   ------------   --------
Sales                                                           $64,212    $11,061       $112,477        ($3,261)    $184,489
Cost of sales                                                    55,053      7,848         93,786         (3,261)     153,426
                                                                -------    -------       --------        -------     --------
Gross profit                                                      9,159      3,213         18,691                      31,063
Selling, general and administrative expenses      $ 6,438         5,214        591          5,094                      17,337
                                                  -------       -------    -------       --------                    --------
Income (loss) from operations                      (6,438)        3,945      2,622         13,597                      13,726
Interest expense, net                                             1,472        291          2,903                       4,666
Other expense (income), net                            19         2,358         21          1,274                       3,672
                                                  -------       -------    -------       --------                    --------
Income (loss) before tax provision                 (6,457)          115      2,310          9,420                       5,388
Tax provision                                      (2,195)           38        801          4,567                       3,211
Equity in net income of subsidiaries                6,439         6,362                                  (12,801)
                                                  -------       -------    -------       --------       --------     --------
Net income                                        $ 2,177       $ 6,439    $ 1,509       $  4,853       ($12,801)    $  2,177
                                                  =======       =======    =======       ========       ========     ========

COMBINING STATEMENT OF OPERATIONS (RESTATED)                                      SUBSIDIARIES
SIX MONTHS ENDED DECEMBER 31, 2004             TITAN (PARENT              -------------------------
(successor)                                    COMPANY ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
----------------------------------             -------------   --------   ---------   -------------   ------------   --------
Sales                                                          $60,389      $8,854       $100,498       ($3,920)     $165,821
Cost of sales                                                   52,462       6,693         85,612        (3,920)      140,847
                                                               -------      ------       --------       -------      --------
Gross profit                                                     7,927       2,161         14,886                      24,974
Selling, general and administrative expenses                     4,127         587          5,852                      10,566
                                                               -------      ------       --------                    --------
Income (loss) from operations                                    3,800       1,574          9,034                      14,408
Interest expense, net                                            8,170         323          3,145                      11,638
Other expense, net                                  $ 18           775           1          1,000                       1,794
                                                    ----       -------      ------       --------                    --------
Income (loss) before tax provision                   (18)       (5,145)      1,250          4,889                         976
Tax provision                                         (6)       (1,354)        435          1,347                         422
Equity in net income of subsidiaries                 566         4,357                                   (4,923)
                                                    ----       -------      ------       --------       -------      --------
Net income                                          $554       $   566      $  815       $  3,542       ($4,923)     $    554
                                                    ====       =======      ======       ========       =======      ========

COMBINING STATEMENT OF OPERATIONS                                                 SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2005                   TITAN (PARENT               -------------------------
(successor)                                    COMPANY ONLY)    AUTOCAM    GUARANTOR   NON-GUARANTOR   ELIMINATIONS    COMBINED
----------------------------------             -------------   ---------   ---------   -------------   ------------   ---------
Sales                                                          $ 132,517    $28,191      $ 198,296       ($11,181)    $ 347,823
Cost of sales                                                    115,055     20,401        182,109        (11,181)      306,384
Goodwill impairment                                                                         33,000                       33,000
                                                               ---------    -------      ---------      ---------     ---------
Gross profit (loss)                                               17,462      7,790        (16,813)                       8,439
Selling, general and administrative expenses                       7,191      1,777         13,087                       22,055
                                                               ---------    -------      ---------                    ---------
Income (loss) from operations                                     10,271      6,013        (29,900)                     (13,616)
Interest expense, net                                             16,643      1,149          7,349                       25,141
Other expense, net                                $    15          2,363         44          2,791                        5,213
                                                 --------      ---------    -------      ---------                    ---------
Income (loss) before tax provision                    (15)        (8,735)     4,820        (40,040)                     (43,970)
Tax provision                                          (5)        (2,819)     1,664         (2,640)                      (3,800)
Equity in net loss of subsidiaries                (40,177)       (34,244)                                  74,421
Net loss in joint venture                                             17                                                     17
                                                 --------      ---------    -------      ---------      ---------     ---------
Net income (loss)                                ($40,187)      ($40,177)   $ 3,156       ($37,400)     $  74,421      ($40,187)
                                                 ========      =========    =======      =========      =========     =========

CONDENSED COMBINING STATEMENT OF CASH FLOWS           TITAN (PARENT                    SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2003                             COMPANY                 -------------------------
(predecessor)                                             ONLY)        AUTOCAM   GUARANTOR   NON-GUARANTOR   COMBINED
-------------------------------------------           -------------   --------   ---------   -------------   --------
Net cash provided by (used in) operating activities       ($10)       $ 11,763    $ 1,389      $ 24,847      $ 37,989
Expenditures for property, plant and equipment                         (11,156)    (1,438)       (9,865)      (22,459)
Proceeds from sale of property, plant and equipment                      6,080         50           526         6,656
Borrowings (repayments) on line of credit, net                           4,000                   (3,380)          620
Principal payments of long-term obligations                             (9,399)                 (19,428)      (28,827)
Other                                                                     (914)        (1)        3,015         2,100
                                                          ----        --------    -------      --------      --------
Net decrease in cash and equivalents                       (10)            374                   (4,285)       (3,921)
Cash and equivalents at beginning of period                 10             376          2         4,608         4,996
                                                                      --------    -------      --------      --------
Cash and equivalents at end of period                                 $    750    $     2      $    323      $  1,075
                                                                      ========    =======      ========      ========

CONDENSED COMBINING STATEMENT OF CASH FLOWS           TITAN (PARENT                      SUBSIDIARIES
SIX MONTHS ENDED JUNE 30, 2004                           COMPANY                  -------------------------
(predecessor)                                             ONLY)        AUTOCAM    GUARANTOR   NON-GUARANTOR    COMBINED
-------------------------------------------           -------------   ---------   ---------   -------------   ---------
Net cash provided by (used in) operating activities      ($6,457)     $   2,206     $ 207       $ 14,738      $  10,694
Expenditures for property, plant and equipment                           (3,880)     (205)        (6,591)       (10,676)
Borrowings (repayments) on lines of credit, net           (1,280)        21,829                  (24,080)        (3,531)
Proceeds from issuance of long-term obligations                         169,888                   77,360        247,248
Principal payments of long-term obligations                             (51,268)                 (58,672)      (109,940)
Payments to shareholders and option holders             (232,663)                                              (232,663)
Shareholder contributions                                115,400                                                115,400
Dividends received (paid)                                125,000       (125,000)
Debt issue costs                                                        (10,855)                                (10,855)
Other                                                                      (145)                     596            451
                                                                      ---------     -----       --------      ---------
Net increase (decrease) in cash and equivalents                           2,775         2          3,351          6,128
Cash and equivalents at beginning of period                                 750         2            323          1,075
                                                                      ---------     -----       --------      ---------
Cash and equivalents at end of period                                 $   3,525     $   4       $  3,674      $   7,203
                                                                      =========     =====       ========      =========

CONDENSED COMBINING STATEMENT OF CASH FLOWS           TITAN (PARENT                     SUBSIDIARIES
SIX MONTHS ENDED DECEMBER 31, 2004                       COMPANY                 -------------------------
(successor)                                               ONLY)        AUTOCAM   GUARANTOR   NON-GUARANTOR    COMBINED
-------------------------------------------           -------------   --------   ---------   -------------   ---------
Net cash provided by (used in) operating activities                    ($7,104)    $ 882        $ 5,685         ($537)
Expenditures for property, plant and equipment                          (2,149)     (883)        (6,647)       (9,679)
Borrowings (repayments) on lines of credit, net                          6,972                      643         7,615
Proceeds from issuance of long-term obligations                                                     647           647
Principal payments of long-term obligations                               (152)                  (3,285)       (3,437)
Debt issue costs                                                          (781)                                  (781)
Other                                                                      776        (1)           311         1,086
                                                                      --------     -----        -------       -------
Net increase (decrease) in cash and equivalents                         (2,438)       (2)        (2,646)       (5,086)
Cash and equivalents at beginning of period                              3,525         4          3,674         7,203
                                                                      --------     -----        -------       -------
Cash and equivalents at end of period                                 $  1,087     $   2        $ 1,028       $ 2,117
                                                                      ========     =====        =======       =======

CONDENSED COMBINING STATEMENT OF CASH FLOWS           TITAN (PARENT                     SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2005                             COMPANY                 -------------------------
(successor)                                               ONLY)        AUTOCAM   GUARANTOR   NON-GUARANTOR   CONSOLIDATED
-------------------------------------------           -------------   --------   ---------   -------------   ------------
Net cash provided by (used in) operating activities         ($15)     $  3,671      ($484)     $ 12,925        $ 16,097
Expenditures for property, plant and equipment                          (6,912)      (342)      (11,092)        (18,346)
Acquisitions, net of cash                                                 (944)    (9,902)         (201)        (11,047)
Transactions with affiliates                             (17,013)      (23,457)    10,732        29,168            (570)
Borrowings (repayments) on lines of credit, net                        (18,000)                   2,439         (15,561)
Proceeds from issuance of long-term debt                                75,000                    1,021          76,021
Principal payments of long-term obligations                            (12,848)       (31)      (32,726)        (45,605)
Shareholder contributions                                 17,028                                                 17,028
Debt issue costs                                                        (3,762)                                  (3,762)
Other                                                                     (570)        39        (1,108)         (1,639)
                                                                      --------    -------      --------        --------
Net increase (decrease) in cash and equivalents                         12,178         12           426          12,616
Cash and equivalents at beginning of period                              1,087          2         1,028           2,117
                                                                      --------    -------      --------        --------
Cash and Equivalents at End of Period                                 $ 13,265    $    14      $  1,454        $ 14,733
                                                                      ========    =======      ========        ========

                                                        TITAN
                                                       (PARENT                      SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET (RESTATED)           COMPANY               -------------------------
DECEMBER 31, 2004                                       ONLY)      AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
---------------------------------                      --------   --------   ---------   -------------   ------------   --------
(successor)
Assets
Current assets:
Cash and equivalents                                              $  1,087    $     2      $   1,028                    $  2,117
Accounts receivable, net                                            20,329      1,700         37,202         ($871)       58,360
Inventories                                                         10,314      1,501         25,132                      36,947
Prepaid expenses and other current assets                            1,148         78          2,259                       3,485
                                                                  --------    -------      ---------       -------      --------
Total current assets                                                32,878      3,281         65,621          (871)      100,909
Property, plant and equipment, net                                  29,772      5,637        141,457           419       177,285
Goodwill                                               $116,399          3                   151,637                     268,039
Investment in affiliates                                 29,227    134,493     (7,600)      (150,662)       (5,458)
Other long-term assets                                              18,120         50          5,029                      23,199
                                                       --------   --------    -------      ---------       -------      --------
Total assets                                           $145,626   $215,266    $ 1,368      $ 213,082       ($5,910)     $569,432
                                                       ========   ========    =======      =========       =======      ========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                           $330                 $  12,612                    $ 12,942
Accounts payable                                                     9,232    $   184         38,256         ($984)       46,688
Accrued liabilities                                        ($34)     4,005        369         16,224            (3)       20,561
                                                       --------   --------    -------      ---------       -------      --------
Total current liabilities                                   (34)    13,567        553         67,092          (987)       80,191
                                                       --------   --------    -------      ---------       -------      --------
Long-term obligations, net of current maturities                   187,548                    88,291                     275,839
Deferred taxes and other                                            11,097                    36,945                      48,042
Shareholders' equity (deficit):
Capital stock                                           145,112                                                          145,112
Accumulated other comprehensive income                               2,483                    17,211                      19,694
Retained earnings (accumulated deficit)                     548        571        815          3,543        (4,923)          554
                                                       --------   --------    -------      ---------       -------      --------
Total shareholders' equity (deficit)                    145,660      3,054        815         20,754        (4,923)      165,360
                                                       --------   --------    -------      ---------       -------      --------
Total liabilities and shareholders' equity (deficit)   $145,626   $215,266    $ 1,368      $ 213,082       ($5,910)     $569,432
                                                       ========   ========    =======      =========       =======      ========

                                                         TITAN
                                                        (PARENT                     SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET                       COMPANY              -------------------------
DECEMBER 31, 2005                                        ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
---------------------------------                      --------   --------   ---------   -------------   ------------   --------
(successor)
Assets
Current assets:
Cash and equivalents                                              $ 13,264   $     15      $   1,454                    $ 14,733
Accounts receivable, net                                            18,693      2,426         28,896       ($3,026)       46,989
Inventories                                                         11,709      3,954         24,009         1,255        40,927
Prepaid expenses and other current assets                            1,428        393          3,428                       5,249
                                                                  --------   --------      ---------      --------      --------
Total current assets                                                45,094      6,788         57,787        (1,771)      107,898
Property, plant and equipment, net                                  31,933      7,745        122,616           765       163,059
Goodwill                                               $116,507        135      5,242        102,210           (70)      224,024
Investments in affiliates                                 5,969    121,200    (13,479)      (181,817)       68,683           556
Other long-term assets                                              28,116        254          6,984           872        36,226
                                                       --------   --------   --------      ---------      --------      --------
Total assets                                           $122,476   $226,478   $  6,550      $ 107,780      $ 68,479      $531,763
                                                       ========   ========   ========      =========      ========      ========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                                  $     44      $   8,538                    $  8,582
Accounts payable                                                  $ 12,213        731         34,104       ($1,034)       46,014
Accrued liabilities                                        ($19)     3,564        970         12,784            15        17,314
                                                       --------   --------   --------      ---------      --------      --------
Total current liabilities                                   (19)    15,777      1,745         55,426        (1,019)       71,910
                                                       --------   --------   --------      ---------      --------      --------
Long-term obligations, net of current maturities                   232,316        165         50,178                     282,659
Deferred taxes and other                                            18,546        668         31,375                      50,589
Shareholders' equity (deficit):
Capital stock                                           162,140                                                          162,140
Accumulated other comprehensive income                                (564)                    4,662                       4,098
Retained earnings (accumulated deficit)                 (39,645)   (39,597)     3,972        (33,861)       69,498       (39,633)
                                                       --------   --------   --------      ---------      --------      --------
Total shareholders' equity (deficit)                    122,495    (40,161)     3,972        (29,199)       69,498       126,605
                                                       --------   --------   --------      ---------      --------      --------
Total liabilities and shareholders' equity (deficit)   $122,476   $226,478   $  6,550      $ 107,780      $ 68,479      $531,763
                                                       ========   ========   ========      =========      ========      ========

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

At the end of the period covered by this report, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). The evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officers. Based upon the evaluation, including our assessment of the restatement of Note 14, the Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us (including our consolidated subsidiaries) was made known to them by others within our consolidated group during the period in which this report was being prepared and that the information required to be included in the report has been recorded, processed, summarized and reported on a timely basis.

During our most recent fiscal quarter, there have been no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Parent and Autocam are as follows:

           NAME              AGE                       TITLE
           ----              ---                       -----
John C. Kennedy               47   President, Chief Executive Officer and Director
Warren A. Veltman             44   Chief Financial Officer and Secretary/Treasurer
Thomas K. O'Mara              45   Vice President, Sales and Marketing
John R. Buchan                44   Chief Operating Officer, North American Operations
Jonathan B. DeGaynor          39   Chief Operating Officer, International Operations
Eduardo Renner de Castilho    45   Chief Operating Officer, South American Operations
Jack Daly                     40   Vice President and Director *
James A. Hislop               48   Vice President and Director *
Adrian Jones                  41   Vice President and Director *
Richard J. Peters             58   Vice President and Director *
Richard J. Lacks, Jr.         55   Director
Tsutomu (Tom) Yoshida         49   Director

----------

*    Vice President of Parent only. Director of both Parent and Autocam.

The following is a brief description of the present and past business experience of each of those directors and executive officers.

JOHN C. KENNEDY

Mr. Kennedy became a Director, our President and Chief Executive Officer at our inception in April 1988 and has been a Director of Parent since June 2004. Mr. Kennedy earned a Bachelor of Science in Accounting and Finance from the University of Detroit and an Executive Masters in Business Administration from the University of Michigan. Mr. Kennedy serves on the Board of Directors of Lacks Enterprises, Inc.

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

JOHN R. BUCHAN

Mr. Buchan has been with us since January 2002 as the Chief Operating Officer of our North American operations. Prior to that, he worked 12 years at Benteler Automotive, most recently as executive vice president of the Exhaust Products Group. Mr. Buchan earned a Bachelor of Science in Electrical Engineering and a Masters in Manufacturing Management from the General Motors Institute.

JONATHAN B. DEGAYNOR

Mr. DeGaynor has been with us since September 2005 as the Chief Operating Officer of our International operations. Prior to that, he worked 17 years first at General Motors Corporation and then at Delphi Corporation, most recently as the Business Line Executive for the Diesel Business Line based in Paris, France. Mr. DeGaynor earned a Bachelor of Science in Mechanical Engineering at the University of Michigan and a Masters in Business Administration from The University of Pennsylvania's Wharton School of Business.

EDUARDO RENNER DE CASTILHO

Mr. de Castilho has been with us since January 1998 as the Chief Operating Officer of our South American operations. Mr. de Castilho earned law and business degrees from Mackenzie University and a Masters in Business Administration from Northwestern University.

JACK DALY

Mr. Daly has been a Director of Autocam since June 2004 and a Director of Parent since April 2004. He is a Vice President in the Principal Investment Area of Goldman, Sachs & Co., where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman, Sachs & Co. Mr. Daly earned Bachelor and Masters degrees in Engineering from Case Western Reserve University and a Masters in Business Administration from the University of Pennsylvania's Wharton School of Business. Mr. Daly currently serves on the boards of directors of IPC Acquisition Corporation, Euramax and Cooper Standard Automotive.

JAMES A. HISLOP

Mr. Hislop has been a Director of Autocam since June 2004 and a Director of Parent since April 2004. He is a Managing Director of Transportation Resource Partners LP and the President and Chief Executive Officer of Penske Capital Partners. Mr. Hislop was formerly a Managing Director in the Investment Banking Division of the Corporate Banking Group at Merrill Lynch. Mr. Hislop earned a Bachelor of Science in Business Administration from Bucknell University and a Masters of Business Administration in Corporate Finance from New York University. Mr. Hislop currently serves on the Boards of Directors of Penske Corporation, UnitedAuto Group, Inc., Fleetwash, Inc., Home Direct, Inc. and Katt Worldwide Logistics, Inc.

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

RICHARD J. PETERS

Mr. Peters has been a Director of Autocam and Parent since June 2004. He is a Managing Director of Transportation Resource Partners LP. Mr. Peters was with Penske Corporation from 1986 to 2003 serving in various capacities, most recently as its President. Mr. Peters is a Director and a member of the Executive Committees of Penske Corporation, Penske Truck Leasing Corporation, UnitedAuto Group and Hino Trucks. He earned a degree from Wayne State University in 1970.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Autocam is not a "listed company and is not required to have an audit committee comprised of independent directors. Autocam does not currently have an audit committee and does not have an audit committee financial expert. Autocam's Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the Board of Directors believes that each of its members have sufficient knowledge and the experience necessary to fulfill the duties and obligations of an audit committee.

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

-    to approve any transactions between us and our affiliates; and

-    to approve:

     1. entering into or engaging in the ownership, active management, development, construction or operation of any line of business that is not substantially similar to that conducted by Titan and its subsidiaries;

     2.   amendment of our organization documents;

     3.   hiring and remuneration of our key executives; and

     4. acquisitions of or investments in businesses outside of the automotive precision parts business.

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

The following table sets forth a summary of the compensation earned by our chief executive officer and each of our other four most highly-compensated executive officers in 2005 paid by us and our affiliates.

                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                                             ------------
                                              ANNUAL COMPENSATION (1)         SECURITIES
NAME AND PRINCIPAL                      ----------------------------------    UNDERLYING          ALL OTHER
POSITION                        YEAR    SALARY ($)   BONUS ($)   OTHER ($)    OPTIONS (#)   COMPENSATION ($) (2)
--------                        ----    ----------   ---------   ---------   ------------   --------------------
John C. Kennedy                 2005      500,000         600                                         2,000
   President and                2004      425,000       1,700                                     1,671,765
   Chief Executive Officer      2003      356,731         600                                        99,383

John R. Buchan                  2005      184,135     102,850                                        40,014
   Chief Operating Officer,     2004      170,000     143,950                   105,926             385,724
   North American Operations    2003      173,269     130,600                                        64,609

Eduardo Renner de Castilho      2005      275,000
   Chief Operating Officer,     2004      275,000                                26,481
   South American Operations    2003      275,000

Warren A. Veltman               2005      168,846     104,600                                        31,309
   Secretary, Treasurer and     2004      150,000     146,700                   105,926             624,714
   Chief Financial Officer      2003      152,885     131,350                                        28,157

Thomas K. O'Mara                2005      158,846      80,600                                        27,694
   Vice President of Sales      2004      140,000     111,700                   105,926             735,970
   and Marketing                2003      142,692     100,600                                        25,670

FORMER OFFICER -
Bruno Le Sech                   2005      264,690      70,214                                       374,680
   Chief Operating Officer,     2004      223,344      67,003                   105,926             106,204
   European Operations (3)      2003      203,382      61,015                                        40,676

----------
(1) Does not include any value that might be attributable to job-related personal benefits, the amount of which did not exceed the lesser of 10% of annual salary, plus bonus or $50,000 for each executive officer. These benefits include car allowances, country club fees and executive disability policies.

(2)  2005 amounts include the following:

     - Premiums paid under life insurance policies owned by Messrs. Veltman and O'Mara in the amounts of $29,309 for Mr.Veltman and $25,694 for Mr. O'Mara. See "Split Dollar Arrangements";

     - Insurance premiums paid on a life insurance policy for Mr. Buchan of $38,014;

     - Matching contributions under our 401(k) plan of $2,000 each for Messrs. Kennedy, Buchan, Veltman and O'Mara; and

     -    Tuition costs of $4,296 reimbursed to Mr. Le Sech for his children.

(3)  Converted at USD per euro rates of 1.1299 in 2003, 1.2408 in 2004 and
     1.2456 in 2005.

EMPLOYEE EQUITY INCENTIVE PLANS

Parent adopted the Micron Holdings, Inc. 2004 Stock Option Plan, effective as of June 21, 2004. The plan provides for the grant of non-qualified stock options to key employees, directors and consultants of Parent and its affiliates. Subject to adjustment for stock dividends, splits, and other similar transactions, a maximum of 1,430,000 shares of common stock of Parent may be subject to awards under the plan. The Board of Parent or a committee of the Board as may be designated to administer the plan selects the individuals that may participate in the plan, the amount of any grant and the terms and conditions of such grant (not otherwise specified in the plan), and has the authority to otherwise interpret and administer the plan. As of December 31, 2005, options in respect of 948,035 shares have been granted under the plan. Options may not be granted under the plan after June 21, 2014.

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

AGGREGATED OPTION EXERCISES IN 2005 AND OPTION VALUES AS OF DECEMBER 31, 2005

For each named executive officer, as of December 31, 2005, the following table provides:

- the total number of shares of Holdings stock received upon the exercise of options in 2005;

-    the value realized upon such exercises;

- the total number of shares of Holdings stock held by the named executive officers (exercisable and unexercisable) as of December 31, 2005; and

-    the value of all options that were in-the-money as of December 31, 2005.

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                       OPTIONS AT               THE-MONEY OPTIONS AT
                                  SHARES                         DECEMBER 31, 2005 (#)         DECEMBER 31, 2005 ($)
                                 ACQUIRED          VALUE      ---------------------------   ---------------------------
NAME                         ON EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         ---------------   ------------   -----------   -------------   -----------   -------------
John R. Buchan                      --              --           18,537         87,389          --             --
Eduardo Renner de Castilho          --              --            4,634         21,847          --             --
Warren A. Veltman                   --              --           18,537         87,389          --             --
Thomas K. O'Mara                    --              --           18,537         87,389          --             --

FORMER OFFICER -
Bruno Le Sech                       --              --               --             --          --             --

EMPLOYMENT AGREEMENTS OF MESSRS. KENNEDY, BUCHAN, VELTMAN AND O'MARA

GENERAL

We have employment agreements with each of Messrs. Kennedy, Buchan, Veltman and O'Mara. The agreement for Mr. Kennedy expires on June 21, 2007, the agreement for Mr. Buchan expires on January 20, 2007 and the agreements for Messrs. Veltman and O'Mara expire on January 31, 2007, in each case subject to automatic renewal for additional one-year periods unless either party provides 90-day notice of non-extension to the other prior to the end of the term. The employment agreements provide for base salaries as of the end of 2005 of $500,000 for Mr. Kennedy, $200,000 for Mr. Buchan, $190,000 for Mr. Veltman and $180,000 for Mr. O'Mara. Salaries are subject to annual adjustment at the discretion of our board of directors in the cases of Messrs. Buchan, Veltman and O'Mara and their employment agreements provide for performance-based bonuses.

MATERIAL TERMS UNIQUE TO MR. KENNEDY'S EMPLOYMENT AGREEMENT

The salary of Mr. Kennedy is subject to periodic review by Parent's board of directors for increase and his target performance bonus per year is 60% of his salary. If Mr. Kennedy is terminated by Parent without "cause" (as defined in the employment agreement), he is entitled to 1.5 times the sum of his base salary and target bonus, and a prorated portion of his target bonus in effect immediately prior to his termination based on the number of days employed in the calendar year in which the termination occurred. If Mr. Kennedy is terminated by us without "cause" (as defined in his employment agreement), he is entitled to 18 months base salary and benefits continuation. Additionally, if

-    Parent materially breaches the employment agreement,

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

- fails to provide employee benefits substantially comparable to those provided to him on June 21, 2004,

-    fails to require a successor to assume his employment agreement,

- we relocate Autocam's headquarters by more than 35 miles or relocate his place of employment to other than Autocam's headquarters, or

-    there is a reduction in his base salary or target bonus,

Mr. Kennedy can terminate his employment and be entitled to the same consideration as if he had been terminated without "cause." If Parent delivers a notice of non-extension of the term under the employment agreement, Mr. Kennedy can terminate his employment and be entitled to the sum of his base salary and target bonus, as well as a prorated portion of his target bonus in effect immediately prior to his termination based on the number of days employed in the calendar year in which the termination occurred. Mr. Kennedy's employment agreement provides that if any payment or benefit made pursuant to the employment agreement would be subject to the excise tax on golden parachute payments, then he will be entitled to a gross-up payment for the excise tax and any federal income tax deductions disallowed in connection with the gross-up payment. Each employment agreement includes a perpetual non-disclosure provision. Additionally, Mr. Kennedy's agreement contains a post-termination perpetual and mutual non-disparagement provision and non-competition and non-solicitation provisions that apply for a 2-year period following the termination of his employment.

MATERIAL TERMS UNIQUE TO MR. BUCHAN'S EMPLOYMENT AGREEMENT

In order to compensate Mr. Buchan for the loss of supplemental retirement plan benefits earned by him at his previous employer, we must pay the premiums on a life insurance policy that will have a cash value of $111,000 at the end of the initial term of his agreement.

MATERIAL TERMS COMMON TO MESSRS. BUCHAN'S, VELTMAN'S AND O'MARA'S EMPLOYMENT AGREEMENTS

If Messrs. Buchan, Veltman or O'Mara is terminated by us without "cause" (as defined in his employment agreement), he is entitled to 18 months base salary and benefits continuation. If Messrs. Buchan, Veltman or O'Mara is involuntarily terminated within 180 days following a change of control (as defined in his employment agreement), he is entitled to 24 months base salary with bonus and 12 months benefits continuation. Messrs. Buchan's, Veltman's and O'Mara's agreements contain non-competition and non-solicitation provisions that apply for the severance period. If we materially breach the employment agreements of those individuals or make a change resulting in a material diminution of their duties, authority or compensation, they can terminate their employment and be entitled to the same base salary and benefits as if they had been terminated without "cause."

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Kennedy serves on the board of directors of Lacks Enterprises, Inc. and Mr. Lacks serves on our board of directors. In their respective roles on those boards of directors, both Messrs. Kennedy and Lacks participate in deliberations over each others' compensation arrangements.

SPLIT DOLLAR ARRANGEMENTS

We formerly had split dollar arrangements with Messrs. Buchan, Veltman and O'Mara. As described above, these split dollar arrangements were terminated as of September 17, 2004 and all amounts due from each of Messrs. Buchan, Veltman and O'Mara with respect to premiums paid by Autocam prior to the at date were forgiven. Autocam will continue to pay the premiums on all life insurance policies previously subject to the split dollar arrangements for Messrs. Buchan, Veltman and O'Mara until the termination of the executive's employment agreement. Autocam treated the amount of the debt forgiveness as a bonus to each of Messrs. Buchan, Veltman and O'Mara and paid the executive an additional bonus to substantially compensate him for the tax consequences of the debt forgiveness and the premium payments on the policies.

We also formerly had a comparable arrangement for Mr. Kennedy. Mr. Kennedy's split dollar arrangements were converted into interest bearing loans initially at an interest rate of 3.55%, and these interest bearing loans were forgiven immediately following the Merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Autocam is wholly-owned by Holdings. Holdings is wholly-owned by Parent. Set forth below is information regarding the beneficial ownership by class of the shares of Parent, by (1) all stockholders known by us to beneficially own more than 5% (either individually or as a group of related entities) of its outstanding common stock, (2) our directors, (3) our named executive officers, and (4) all of our executive officers and directors as a group. The address for each of GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004. The address for each of Transportation Resource Partners LP, TRP Autocam Holdings I, L.L.C., TRP Autocam Holdings II, L.L.C., TRP Autocam Holdings III, L.L.C., TRP Autocam Holdings IV, L.L.C. and TRP Autocam Holdings V, L.L.C., is 2555 Telegraph Road, Bloomfield Hills, Michigan 48302. The address for Mr. Kennedy is 4436 Broadmoor Avenue, S.E., Kentwood, Michigan 49512. The address for Mr. de Castilho is rua guido de camargo pentendo sobrinho, 3055-cep 13082-800, Campinas, Sao Paulo, Brazil.

                                                      10% SERIES A CONVERTIBLE   12% SERIES B CONVERTIBLE
                                                           PREFERRED STOCK             PREFERRED STOCK            COMMON STOCK
                                                      ------------------------   ------------------------   -----------------------
                                                         # OF          %             # OF         %            # OF          %
                        NAME                            SHARES    OUTSTANDING       SHARES   OUTSTANDING      SHARES    OUTSTANDING
                        ----                            -------   -----------      -------   -----------    ---------   -----------
Transportation Resource Partners LP                                                                         3,479,224      24.3%
GS Capital Partners 2000, L.P.                          222,058      22.1%         206,676      22.1%       3,175,408      22.1%
John C. Kennedy                                         195,800      19.5%         182,237      19.5%       2,800,000      19.5%
TRP Autocam Holdings I, L.L.C                                                                               1,200,000       8.4%
GS Capital Partners 2000 Offshore, L.P.                  80,687       8.0%          75,098       8.0%       1,153,821       8.0%
GS Capital Partners 2000 Employee Fund, L.P.             19,519       1.9%          65,667       7.0%       1,008,920       7.0%
TRP Autocam Holdings II, L.L.C                                                                                636,473       4.4%
Goldman Sachs Direct Investment 2000, L.P.                9,282          *          18,167       1.9%         279,126       1.9%
TRP Autocam Holdings IV, L.L.C                                                                                255,600       1.8%
GS Capital Partners 2000 GmbH & Co. Beteiligungs KG      70,554       7.0%           8,639          *         132,725          *
TRP Autocam Holdings III, L.L.C                                                                               124,110          *
TRP Autocam Holdings V, L.L.C                                                                                  54,593          *
TRP Autocam Holdings VI, L.L.C                          402,100      40.1%         374,247      40.1%
Eduardo Renner de Castilho                                2,797          *           2,603          *          40,000          *
All directors and officers as a group                   198,597      19.8%         184,840      19.8%       2,840,000      19.8%

----------
*    Represents less than 1% of respective class of stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AURORA CAPITAL

Prior to the Merger, Aurora Capital Partners was the largest voting stockholder of Holdings. Pursuant to a management agreement, Aurora Capital provided us with financial advisory and management consulting services. In consideration of such services, we paid Aurora Capital fees and expenses of $0.5 million in 2003 and $0.3 million in 2004.

GSCP 2000

GSCP 2000 and other private equity funds affiliated with Goldman, Sachs & Co. own 40.1% of the common stock and preferred stock of Parent. Under the registration rights agreement, we filed a "market-making" prospectus in order to allow Goldman, Sachs & Co. to engage in market-making activities for the Notes after completion of the exchange offer in September 2004. Goldman, Sachs & Co., an affiliate of GSCP 2000 and its related investment funds, acted as an initial purchaser in the offering of the Notes. Goldman Sachs Credit Partners L.P., an affiliate of GSCP 2000 and its related investment funds, was the joint lead arranger, joint book runner, syndication agent and a lender under our senior credit facilities initially and in the March 2005 amendment of the senior credit facilities agreement. Goldman Sachs Credit Partners L.P. was also the syndication agent, lead arranger and sole book runner for our second lien credit facility. Goldman, Sachs & Co. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates. In 2004, we paid Goldman Sachs Credit Partners L.P. $4.2 million from the proceeds of our senior credit facilities and the Notes for underwriters and bridge financing commitment fees and out-of-pocket expenses. In 2005, we paid Goldman Sachs Credit Partners L.P. $1.9 million from the proceeds of our second lien credit facility for syndication fees and out-of-pocket expenses.

STOCKHOLDERS AGREEMENT

Parent entered into a stockholders agreement on June 21, 2004, with GSCP 2000, other private equity funds affiliated with GSCP 2000, TRP, other investment vehicles affiliated with TRP and Mr. Kennedy. See Item 10 of this report.

MANAGEMENT SERVICES AGREEMENT

We entered into a Management Services Agreement with Goldman, Sachs & Co., Transportation Resource Advisors, LLC, and Mr. Kennedy, on June 21, 2004. Under the management services agreement, we pay these parties an annual aggregate fee of $0.6 million, plus reasonable out-of-pocket expenses, as compensation for various advisory services. This fee will be shared by the parties as follows:
Goldman, Sachs & Co., 40.1%; Transportation Resource Advisors, LLC, 40.1%; and Mr. Kennedy, 19.8%. We also agreed to indemnify these parties and their affiliates for liabilities arising from their actions under the management services agreement. In consideration of such services, we paid these parties combined fees and expenses of $0.3 million in 2004 and $0.6 million in 2005.

RENTAL EXPENSES

We lease a building in France 50% owned by Mr. Kennedy. The present term of the lease expires in July 2014. Annual rent is due in quarterly installments subject to annual increases based upon an index tied to France's national public construction costs. Rent expense recorded in connection with this lease agreement was $0.6 million in 2003, $0.7 million in 2004 and $0.7 million in 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees we paid to our principal accountant, Deloitte & Touche LLP ("D&T") for services rendered in 2004 and 2005 (amounts in thousands of U.S. dollars):

                       2004       2005       NATURE OF SERVICES
                     --------   --------     -------------------
Audit fees           $591,866   $388,819
Audit-related fees     77,605    143,067     Business transaction due diligence;
                                             benefit plan audits billed to the registrant
Tax fees              186,371    337,713     Tax return preparation and planning
All other fees          2,341        667     Miscellaneous consulting
                     --------   --------
                     $858,183   $870,266
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

(a)  Documents filed as part of this report:

     1.   Consolidated Financial Statements

          See Index to Consolidated Financial Statements in Item 8 of this report.

     2.   Consolidated Financial Statement Schedules

          None.

     3. The following is a list of all the exhibits filed as part of this report or incorporated by reference as indicated.

NUMBER    DESCRIPTION
-------   -----------
3.1       Restated Articles of Incorporation of Autocam Corporation (filed as
          Exhibit 3.1 to the Form S-4, filed September 23, 2004 (Form No.
          333-119215; the "Form S-4"), and incorporated herein by reference)

3.2 Bylaws of Autocam Corporation (as amended, September 9, 1991) (filed as Exhibit 3.2 to the Form S-4, and incorporated herein by reference)

4.1 Indenture, dated as of June 10, 2004, among Micron Notes Corporation and J.P. Morgan Trust Company, National Association relating to the
          10.875% Senior Subordinated Notes due June 15, 2014 (filed as Exhibit
          4.1 to the Form S-4, and incorporated herein by reference)

4.2       Supplemental Indenture, dated as of June 21, 2004, among Titan
          Holdings, Inc., Autocam-Pax, Inc., Autocam South Carolina, Inc.,
          Autocam Greenville, Inc., Autocam Acquisition, Inc., Autocam Laser
          Technologies, Inc., Autocam-Har, Inc., Autocam International Ltd.,
          Autocam International Sales Corporation, Autocam Europe B.V., Autocam
          Corporation and J.P. Morgan Trust Company, National Association (filed as Exhibit 4.2 to the Form S-4, and incorporated herein by reference)

4.3       Registration Rights Agreement, dated as of June 10, 2004, among Micron
          Notes Corporation, Goldman, Sachs & Co. and Citigroup Global Markets
          Inc. (filed as Exhibit 4.3 to the Form S-4, and incorporated herein by reference)

4.4       Joinder Agreement, dated June 21, 2004, among Titan Holdings, Inc.,
          Autocam-Pax, Inc., Autocam South Carolina, Inc., Autocam Greenville,
          Inc., Autocam Acquisition, Inc., Autocam Laser Technologies, Inc.,
          Autocam-Har, Inc., Autocam International Ltd., Autocam International
          Sales Corporation, Autocam Europe B.V., Goldman, Sachs & Co.,
          Citigroup Global Markets Inc., Micron Notes Corporation and Micron
          Holdings, Inc. (filed as Exhibit 4.4 to the Form S-4, and incorporated herein by reference)

4.5 Assumption Agreement, dated June 21, 2004, among Autocam Corporation and J.P. Morgan Trust Company, National Association (filed as Exhibit
          4.5 to the Form S-4, and incorporated herein by reference)

4.6       Form of Initial Note and Form of Exchange Note (included within the
          Indenture filed as Exhibit 4.1 to the Form S-4, and incorporated herein by reference)

10.1      Stockholders Agreement dated as of June 21, 2004, among Micron
          Holdings, Inc., GS Capital Partners 2000, L.P., GS Capital Partners
          2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs
          KG, GS Capital Partners 2000 Employee Fund, L.P., Goldman Sachs Direct
          Investment Fund 2000, L.P., Transportation Resource Partners LP, TRP
          Autocam Holdings I, L.L.C., TRP Autocam Holdings II, L.L.C. and John
          C. Kennedy (filed as Exhibit 10.1 to the Form S-4, and incorporated herein by reference)

NUMBER    DESCRIPTION
-------   -----------
10.2.1    Credit and Guaranty Agreement, dated as of June 21, 2004, among
          Autocam Corporation, Autocam France, SARL, as Borrowers, Titan
          Holdings, Inc., and certain subsidiaries of Autocam Corporation, as
          Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and
          Citigroup Global Markets Inc. as Joint Lead Arrangers, Goldman Sachs
          Credit Partners L.P., as Syndication Agent, Citicorp North America,
          Inc., as General Administrative Agent and Collateral Agent, Citibank
          International PLC, as European Administrative Agent, and Bank One, NA,
          ING Capital, LLC and National City Bank as Documentation Agents (filed as Exhibit 10.2 to the Form S-4, and incorporated herein by reference)

10.2.2*   Pledge and Security Agreement, dated as of June 21, 2004, between
          Autocam Corporation and each of the other parties thereto and Citigroup North America, Inc., as Collateral Agent

10.3+     Supply Contract with Delphi, dated March 28, 2003, for Multec 2 Fuel
          Injection Components (filed as Exhibit 10.3 to the Form S-4, and incorporated herein by reference)

10.4      Lease for Facility at 4070 E. Paris Avenue, S.E., dated April 11, 2003
          (filed as Exhibit 10.4 to the Form S-4, and incorporated herein by reference)

10.5      Lease for Facility at 1511 George Brown Dr., dated April 11, 2003
          (filed as Exhibit 10.5 to the Form S-4, and incorporated herein by reference)

10.6      Management Services Agreement, dated June 21, 2004, among Goldman,
          Sachs & Co., Transportation Resource Advisors, LLC and John C. Kennedy
          (filed as Exhibit 10.6 to the Form S-4, and incorporated herein by reference)

10.7      Management Rights Letter from Micron Holdings, Inc., Titan Holdings,
          Inc. and Autocam Corporation to GS Capital Partners 2000, L.P., dated as of June 21, 2004 (filed as Exhibit 10.7 to the Form S-4, and incorporated herein by reference)

10.8      Management Rights Letter from Micron Holdings, Inc., Titan Holdings,
          Inc. and Autocam Corporation to Transportation Resource Partners, LP, dated as of June 21, 2004 (filed as Exhibit 10.8 to the Form S-4, and incorporated herein by reference)

10.9      Management Rights Letter from Micron Holdings, Inc., Titan Holdings,
          Inc. and Autocam Corporation to GS Private Equity Partners 2002 --
          Direct Investment Fund, L.P., GS Private Equity Partners II -- Direct
          Investment Fund, L.P. and GS Private Equity Partners 1999 -- Direct
          Investment Fund, L.P., dated as of June 21, 2004 (filed as Exhibit
          10.9 to the Form S-4, and incorporated herein by reference)

10.10     Employment Agreement, dated June 21, 2004, by and between Micron
          Holdings, Inc., Autocam Corporation, Titan Holdings, Inc. and John C.
          Kennedy (filed as Exhibit 10.10 to the Form S-4, and incorporated herein by reference)

10.11     Employment Agreement, dated February 1, 2002, by and between Autocam
          Corporation and Warren A. Veltman (filed as Exhibit 10.11 to the Form
          S-4, and incorporated herein by reference)

10.12     First Amendment to Employment Agreement by and between Autocam
          Corporation and Warren A. Veltman, dated September 17, 2004 (filed as
          Exhibit 10.12 to the Form S-4, and incorporated herein by reference)

10.13     Employment Agreement, dated January 21, 2002, by and between Autocam
          Corporation and John R. Buchan (filed as Exhibit 10.13 to the Form
          S-4, and incorporated herein by reference)

10.14     First Amendment to Employment Agreement by and between Autocam
          Corporation and John R. Buchan, dated September 17, 2004 (filed as
          Exhibit 10.14 to the Form S-4, and incorporated herein by reference)

10.15     Employment Agreement, dated April 30, 2002, by and between Autocam
          France, SARL and Bruno Le Sech (filed as Exhibit 10.15 to the Form
          S-4, and incorporated herein by reference)

NUMBER    DESCRIPTION
-------   -----------
10.16     Amendment to the Employment Agreement by and between Autocam France,
          SARL and Bruno Le Sech, dated June 4, 2002 (filed as Exhibit 10.16 to the Form S-4, and incorporated herein by reference)

10.17     Services Agreement by and between Autocam Do Brazil and Lean
          Management Consultoria Empresarial S/C Ltda, dated January 1, 1998
          (filed as Exhibit 10.17 to the Form S-4, and incorporated herein by reference)

10.18     First Amendment to Services Agreement by and between Autocam Do Brasil
          Usinagem Ltda and Lean Management Consultoria Empresarial S/C Ltda, dated January 1, 2000 (filed as Exhibit 10.18 to the Form S-4, and incorporated herein by reference)

10.19     Second Amendment to Services Agreement by and between Autocam Do
          Brasil Usinagem Ltda and Lean Management Consultoria Empresarial S/C
          Ltda, dated January 31, 2002 (filed as Exhibit 10.19 to the Form S-4, and incorporated herein by reference)

10.20     Employment Agreement, dated February 1, 2002, by and between Autocam
          Corporation and Thomas K. O'Mara (filed as Exhibit 10.20 to the Form
          S-4, and incorporated herein by reference)

10.21 Amendment to Employment Agreement by and between Autocam Corporation and Thomas K. O'Mara, dated September 17, 2004 (filed as Exhibit 10.21 to the Form S-4, and incorporated herein by reference)

10.22 Micron Holdings, Inc. 2004 Stock Option Plan (filed as Exhibit 10.22 to the Form S-4, and incorporated herein by reference)

10.23     Form of Micron Holdings, Inc. Nonqualified Stock Option Agreement
          (Time-vesting) (filed as Exhibit 10.23 to the Form S-4, and incorporated herein by reference)

10.24     Form of Micron Holdings, Inc. Nonqualified Stock Option Agreement
          (Performance-vesting) (filed as Exhibit 10.24 to the Form S-4, and incorporated herein by reference)

10.25     Termination of Split Dollar Life Insurance Agreement, dated September
          17, 2004, by and between Autocam Corporation and Warren A. Veltman
          (filed as Exhibit 10.25 to the Form S-4, and incorporated herein by reference)

10.26     Termination of Split Dollar Life Insurance Agreement, dated September
          17, 2004, by and between Autocam Corporation and John R. Buchan (filed as Exhibit 10.26 to the Form S-4, and incorporated herein by reference)

10.27     Termination of Split Dollar Life Insurance Agreement, dated September
          17, 2004, by and between Autocam Corporation and Thomas K. O'Mara
          (filed as Exhibit 10.27 to the Form S-4, and incorporated herein by reference)

10.28 First Amendment to Guaranty and Credit Agreement, dated March 31, 2005 among Autocam Corporation, Autocam France, SARL, as Borrowers, Titan
          Holdings, Inc., and certain subsidiaries of Autocam Corporation, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and
          Citigroup Global Markets Inc. as Joint Lead Arrangers, Goldman Sachs
          Credit Partners L.P., as Syndication Agent, Citicorp North America,
          Inc., as General Administrative Agent and Collateral Agent, Citibank
          International PLC, as European Administrative Agent, and Bank One, NA,
          ING Capital, LLC and National City Bank as Documentation Agents (filed as Exhibit 10.2.1 to Autocam's Registration Statement on Form S-1, filed April 25, 2005, and incorporated herein by reference)

10.29.1   Term Loan and Guaranty Agreement, dated as of December 22, 2005, among
          Autocam Corporation, as Borrower, Titan Holdings, Inc. and certain subsidiaries of Autocam Corporation, as Guarantors, various lenders party thereto, The Bank of New York, as Administrative Agent and
          Collateral Agent, and Goldman Sachs Credit Partners L.P., as
          Syndication Agent, Lead Arranger and Sole Bookrunner (filed as Exhibit
          10.1 to the Form 8-K, filed December 27, 2005, and incorporated herein by reference)

NUMBER    DESCRIPTION
-------   -----------
10.29.2   Pledge and Security Agreement, dated as of December 22, 2005, between
          Autocam Corporation and each of the other Grantors party thereto and
          The Bank of New York, as Collateral Agent (filed as Exhibit 10.2 to the Form 8-K, filed December 27, 2005, and incorporated herein by reference)

10.29.3   Intercreditor Agreement, dated as of December 22, 2005, between
          Citicorp North America. Inc., as First Lien Collateral Agent, The Bank of New York, as Second Lien Collateral Agent, and Autocam Corporation
          (filed as Exhibit 10.3 to the Form 8-K, filed December 27, 2005, and incorporated herein by reference)

10.30     Second Amendment to Credit and Guaranty Agreement, dated as of
          December 22, 2005 (effective as of December 22, 2005), by and among
          Autocam Corporation, Autocam France, SARL, Titan Holdings, Inc., certain subsidiaries of Autocam Corporation, various lenders parties thereto, Citicorp North America. Inc., as General Administrative Agent and Collateral Agent, and Citibank International PLC, as European
          Administrative Agent (filed as Exhibit 10.4 to the Form 8-K, filed
          December 27, 2005, and incorporated herein by reference)

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

                                        Autocam Corporation


                                        By: /s/ John C. Kennedy
                                            ------------------------------------
                                            John C. Kennedy
                                            President

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                   Title                               Date
        ---------                                   -----                               ----


/s/ John C. Kennedy         President and Director (Principal Executive Officer)   March 30, 2006
-------------------------
John C. Kennedy


/s/ Warren A. Veltman       Chief Financial Officer, Treasurer and Secretary       March 30, 2006
-------------------------   (Principal Financial Officer and Principal
Warrren A. Veltman          Accounting Officer)


/s/ Richard J. Peters       Director                                               March 30, 2006
-------------------------
Richard J. Peters


/s/ Adrian Jones            Director                                               March 30, 2006
-------------------------
Adrian Jones


/s/ James A. Hislop         Director                                               March 30, 2006
-------------------------
James A. Hislop


/s/ Jack Daly               Director                                               March 30, 2006
-------------------------
Jack Daly


/s/ Richard J. Lacks, Jr.   Director                                               March 30, 2006
-------------------------
Richard J. Lacks, Jr.


/s/ Tsutomu Yoshida         Director                                               March 30, 2006
-------------------------
Tsutomu Yoshida

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

EXHIBIT NO.   DESCRIPTION
-----------   -----------
EX- 10.2.2    Pledge and Security Agreement, dated as of June 21, 2004, between
              Autocam Corporation and each of the other parties thereto and
              Citigroup North America, Inc., as Collateral Agent

EX- 21.1      list of subsidaries of the Registrant

EX- 23.1      Consent of Deloitte & Touche LLP

EX- 31.1 Certification of John C. Kennedy, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

EX- 31.2 Certification of Warren A. Veltman, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

EX- 32.1 Certification of John C. Kennedy, Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

EX- 32.2 Certification of Warren A. Veltman, Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002