Form 10-Q
period 2006-03-31
AUTOCAM CORP/MI
filed 2006-05-15
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding at May 11, 2006
            -----              ---------------------------
COMMON STOCK, $.01 PAR VALUE            100 SHARES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets                              2
         Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss)                                     3
         Condensed Consolidated Statements of Cash Flows                    4
         Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        19

Item 4.  Controls and Procedures                                           19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 20

Item 1A. Risk Factors                                                      20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       20

Item 3.  Defaults Upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits                                                          21

Signatures                                                                 22

Exhibit 31.1 - CEO Certification
Exhibit 31.2 - CFO Certification
Exhibit 32.1 - CEO and CFO Certification

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

- general business and economic conditions, particularly an economic downturn; and

- the factors discussed in our Form 10-K for the fiscal year ended December 31, 2005 in the section titled "Risk Factors."

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   DECEMBER 31,   MARCH 31,
Amounts in thousands, except share information         2005          2006
                                                   ------------   ---------
Assets
Current assets:
Cash and equivalents                                 $ 14,733     $  2,139
Accounts receivable, net of allowances of $627
   and $638, respectively                              46,989       64,536
Inventories                                            40,927       44,004
Prepaid expenses and other current assets               5,249        6,338
                                                     --------     --------
Total current assets                                  107,898      117,017
Property, plant and equipment, net                    163,059      173,098
Goodwill                                              224,024      227,125
Other long-term assets                                 36,782       36,984
                                                     --------     --------
Total Assets                                         $531,763     $554,224
                                                     ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations          $  8,582     $ 11,999
Accounts payable                                       46,014       50,902
Accrued liabilities:
   Compensation                                        15,325       18,053
   Other                                                1,989        5,831
                                                     --------     --------
Total current liabilities                              71,910       86,785
                                                     --------     --------
Long-term obligations, net of current maturities      282,659      289,572
Deferred taxes and other                               42,696       43,575
Other long-term liabilities                             7,893        7,223
Shareholders' equity:
Common stock - $.01 par value; 100 shares
   authorized, issued and outstanding as of
   December 31, 2005 and March 31, 2006
Additional paid-in capital                            162,140      162,297
Accumulated other comprehensive income                  4,098        8,722
Accumulated deficit                                   (39,633)     (43,950)
                                                     --------     --------
Total shareholders' equity                            126,605      127,069
                                                     --------     --------
Total Liabilities and Shareholders' Equity           $531,763     $554,224
                                                     ========     ========

            See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                               ---------------------
Amounts in thousands                              2005        2006
                                               ---------   ---------
Sales                                           $ 88,787   $ 97,986
Cost of sales                                     76,493     87,375
                                                --------   --------
Gross profit                                      12,294     10,611
Selling, general and administrative expenses       5,450      7,055
                                                --------   --------
Income from operations                             6,844      3,556
Interest expense, net                              6,015      7,656
Other expenses, net                                  756        858
                                                --------   --------
Income before tax provision                           73     (4,958)
Tax provision                                       (249)      (698)
Equity in loss of joint venture                                  57
                                                --------   --------
Net Income (Loss)                               $    322    ($4,317)
                                                ========   ========
Statements of Comprehensive Income (Loss):
Net income (loss)                               $    322    ($4,317)
Other comprehensive income (losses) -
Foreign currency translation adjustments          (7,337)     4,624
                                                --------   --------
Comprehensive Income (Loss)                      ($7,015)  $    307
                                                ========   ========

            See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
Amounts in thousands                                         2005        2006
                                                          ---------   ---------
Net cash used in operating activities                      ($ 3,554)   ($ 6,133)
Cash flows from investing activities:
Expenditures for property, plant and equipment               (4,853)     (6,954)
Acquisitions, net of cash                                                (6,447)
Other                                                        (1,509)       (590)
                                                          ---------   ---------
Net cash used in investing activities                        (6,362)    (13,991)
                                                          ---------   ---------
Cash flows from financing activities:
Borrowings on lines of credit, net                           10,651       9,389
Other                                                        (2,165)     (1,849)
                                                          ---------   ---------
Net cash provided by financing activities                     8,486       7,540
                                                          ---------   ---------
Effect of exchange rate changes on cash and equivalents          83         (10)
                                                          ---------   ---------
Decrease in cash and equivalents                             (1,347)    (12,594)
Cash and equivalents at beginning of period                   2,117      14,733
                                                          ---------   ---------
Cash and Equivalents at End of Period                     $     770   $   2,139
                                                          =========   =========

            See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements (the "Financial Statements") include the accounts of Titan Holdings, Inc. ("Titan") and its subsidiaries (together, the "Company"), which includes Autocam Corporation ("Autocam"), a wholly-owned subsidiary. On June 21, 2004, Micron Merger Corporation, a newly formed entity and wholly-owned subsidiary of Micron Holdings, Inc. ("Micron"), merged with and into Titan with Titan continuing as the surviving corporation (the "Merger"). As a result, Titan became a wholly-owned subsidiary of Micron. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. All currency amounts within these footnotes are expressed in thousands of U.S. dollars unless otherwise noted. References throughout this document to "we," "our" or "us" refer to the Company.

In the opinion of our management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with GAAP.

Goodwill -- Due to continued deterioration in the financial performance of our European operations, we will continue to assess the need to determine whether impairment has occurred under Financial Accounting Standards Board's Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Stock-based compensation -- On January 1, 2006, we applied Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost subsequent to January 1, 2006 was measured based on the grant date fair value of the equity or liability instruments issued and is recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We recognized stock based compensation expense of $157 in the three months ended March 31, 2006. Had stock-based employee compensation cost of our stock option plans been treated prior to January 1, 2006 consistent with the provisions of SFAS No. 123(R), our net income would have changed to the pro forma amount set forth below:

                                                   THREE MONTHS
                                                       ENDED
                                                     MARCH 31,
                                                       2005
                                                   ------------
As reported                                            $ 322
Compensation expense, net of related tax effects        (154)
                                                       -----
Pro forma                                              $ 168
                                                       =====

The fair value approach was used to value all option grants, with the following weighted-average assumptions: risk-free interest rate, 4%-4.51%; volatility rates, 10.98%-12.01%; and expected life of options, 10 years.

Pension Plans -- We sponsor defined benefit pension plans for substantially all employees of our French subsidiaries. Set forth below are the components of net periodic benefit cost for the plans of our French subsidiaries, Frank & Pignard, SA, ("F&P") and Bouverat Industries, SA ("Bouverat"):

                                             THREE MONTHS ENDED MARCH 31,
                                 ---------------------------------------------------
                                           2005                       2006
                                 ------------------------   ------------------------
                                 F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                 --------   -------------   --------   -------------
Service and interest costs          $38          $30           $79         $  5
Expected return on plan assets                    (8)                        (6)
                                    ---          ---           ---         ----
Net periodic benefit cost           $38          $22           $79          ($1)
                                    ===          ===           ===         ====

2.   INVENTORIES

Set forth below are the components of Inventories:

                      DECEMBER 31,   MARCH 31,
                          2005          2006
                      ------------   ---------
Raw materials            $12,657      $12,762
Production supplies        7,512        9,065
Work in-process           14,916       15,764
Finished goods             5,842        6,413
                         -------      -------
Total Inventories        $40,927      $44,004
                         =======      =======

3.   PROPERTY, PLANT AND EQUIPMENT, NET

Set forth below are the components of Property, Plant and Equipment, Net:

                                           DECEMBER 31,   MARCH 31,
                                               2005          2006
                                           ------------   ---------
Buildings and land                           $ 10,156     $ 11,030
Machinery and equipment                       160,631      174,889
Furniture and fixtures                         11,402       11,283
                                             --------     --------
Total                                         182,189      197,202
Accumulated depreciation                      (19,130)     (24,104)
                                             --------     --------
Total Property, Plant and Equipment, Net     $163,059     $173,098
                                             ========     ========

4.   LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations (percentages represent interest rates as of March 31, 2006):

                                                   DECEMBER 31,   MARCH 31,
                                                       2005         2006
                                                   ------------   ---------
Senior credit facility:
   U.S. dollar term note, 7.938-8.25%                $ 19,988     $ 19,988
   Eurocurrency term note, 6.797%                      42,532       43,639
   Multi-currency revolving line of credit, 10%                      2,000
   Eurocurrency revolving line of credit, 6.397%                     3,631
Second lien term note:
   U.S. dollar-denominated portion, 13.5%              60,023       60,248
   Euro-denominated portion, 12.313%                   14,951       15,397
Senior subordinated notes, 10.875%                    137,355      137,432
Other                                                  16,392       19,236
                                                     --------     --------
Total long-term obligations                           291,241      301,571
Current portion                                        (8,582)     (11,999)
                                                     --------     --------
Long-term portion                                    $282,659     $289,572
                                                     ========     ========

In connection with the Merger, Titan and certain, but not all, of the subsidiaries of Autocam fully and unconditionally guaranteed the senior subordinated notes.

5.   FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following table sets forth the guarantor and non-guarantor subsidiaries of Autocam with respect to the senior subordinated notes:

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

Subsequent to the issuance of the consolidated financial statements for the three months ended March 31, 2005, management determined that the previously presented condensed combining financial data for the three months ended March 31, 2005 did not reflect the investment in subsidiaries of Titan and Autocam under the equity method for purposes of the supplemental combining presentation. The current presentation has been restated to reflect all investments in subsidiaries under the equity method. Net income (losses) of the subsidiaries accounted for under the equity method are therefore reflected in their parents' investment accounts. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not effect our consolidated financial position or consolidated results of operations, nor did the changes adversely impact our compliance with debt covenants or ratios.

Set forth below are schedules that reconcile the amounts as previously reported in our condensed combining statements of operations for the three months ended March 31, 2005 to the corresponding restated amounts.

                                                                            SUBSIDIARIES
                                           TITAN (PARENT             -------------------------
                                           COMPANY ONLY)   AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
                                           -------------   -------   ---------   -------------   ------------   --------
THREE MONTHS ENDED MARCH 31, 2005:
Net income (loss) as previously reported       ($59)        ($999)      $719          $661                        $322
Net income as restated                          322           381        719           661         ($1,761)        322

Information regarding the guarantors and non-guarantors are as follows:

                                                TITAN
                                               (PARENT                    SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS (RESTATED)   COMPANY             -------------------------
THREE MONTHS ENDED MARCH 31, 2005               ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
--------------------------------------------   -------   -------   ---------   -------------   ------------   --------
Sales                                                    $32,559     $5,322       $53,658         ($2,752)     $88,787
Cost of sales                                             27,796      3,704        47,745          (2,752)      76,493
                                                         -------     ------       -------         -------      -------
Gross profit                                               4,763      1,618         5,913                       12,294
Selling, general and administrative expenses               1,870        343         3,237                        5,450
                                                         -------     ------       -------                      -------
Income from operations                                     2,893      1,275         2,676                        6,844
Interest expense, net                                      4,064        180         1,771                        6,015
Other expense, net                             $  59         375                      322                          756
                                               -----     -------     ------       -------                      -------
Income (loss) before tax provision               (59)     (1,546)     1,095           583                           73
Tax provision                                               (547)       376           (78)                        (249)
Equity in net income of subsidiaries            (381)     (1,380)                                   1,761
                                               -----     -------     ------       -------         -------      -------
Net Income                                     $ 322     $   381     $  719       $   661         ($1,761)     $   322
                                               =====     =======     ======       =======         =======      =======

                                                 TITAN
                                                (PARENT                     SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS               COMPANY              -------------------------
THREE MONTHS ENDED MARCH 31, 2006                ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
---------------------------------              --------   --------   ---------   -------------   ------------   --------
Sales                                                     $ 40,798     $9,468       $ 51,576       ($3,856)     $ 97,986
Cost of sales                                               35,811      7,167         48,253        (3,856)       87,375
                                                          --------     ------       --------      --------      --------
Gross profit                                                 4,987      2,301          3,323                      10,611
Selling, general and administrative expenses                 2,183        756          4,116                       7,055
                                                          --------     ------       --------                    --------
Income (loss) from operations                                2,804      1,545           (793)                      3,556
Interest expense, net                                        4,916        381          2,359                       7,656
Other expense, net                                             338                       520                         858
                                                          --------     ------       --------                    --------
Income (loss) before tax provision                          (2,450)     1,164         (3,672)                     (4,958)
Tax provision                                                 (304)       394           (788)                       (698)
Equity in loss of joint venture                                 57                                                    57
Equity in net loss of subsidiaries             $  4,317      2,114                                  (6,431)
                                               --------   --------     ------       --------      --------      --------
Net Income (Loss)                               ($4,317)   ($4,317)    $  770        ($2,884)     $  6,431       ($4,317)
                                               ========   ========     ======       ========      ========      ========

                                                       TITAN
CONDENSED COMBINING STATEMENT                         (PARENT                    SUBSIDIARIES
OF CASH FLOWS                                         COMPANY             -------------------------
THREE MONTHS ENDED MARCH 31, 2005                      ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------                     -------   -------   ---------   -------------   --------
Net cash provided by (used in) operating activities    ($59)      ($782)    $ 75         ($2,788)      ($3,554)
Expenditures for property, plant and equipment                   (1,349)     (74)         (3,430)       (4,853)
Borrowings on lines of credit, net                                3,000                    7,651        10,651
Other                                                    59      (1,208)                  (2,442)       (3,591)
                                                                -------     ----        --------      --------
Net increase (decrease) in cash and equivalents                    (339)       1          (1,009)       (1,347)
Cash and equivalents at beginning of period                       1,089        2           1,026         2,117
                                                                -------     ----        --------      --------
Cash and Equivalents at End of Period                           $   750     $  3        $     17      $    770
                                                                =======     ====        ========      ========

                                                       TITAN
CONDENSED COMBINING STATEMENT                         (PARENT                     SUBSIDIARIES
OF CASH FLOWS                                         COMPANY              -------------------------
THREE MONTHS ENDED MARCH 31, 2006                      ONLY)     AUTOCAM   GUARANTOR   NON-GUARANTOR   COMBINED
---------------------------------                     -------   --------   ---------   -------------   --------
Net cash provided by (used in) operating activities              ($5,380)   $ 1,123       ($1,876)      ($6,133)
Expenditures for property, plant and equipment                    (1,616)    (1,126)       (4,212)       (6,954)
Acquisitions, net of cash                                         (6,346)                    (101)       (6,447)
Borrowings on lines of credit, net                                 2,000                    7,389         9,389
Other                                                             (1,015)        (9)       (1,425)       (2,449)
                                                                --------    -------      --------      --------
Net decrease in cash and equivalents                             (12,357)       (12)         (225)      (12,594)
Cash and equivalents at beginning of period                       13,265         14         1,454        14,733
                                                                --------    -------      --------      --------
Cash and Equivalents at End of Period                           $    908    $     2      $  1,229      $  2,139
                                                                ========    =======      ========      ========

                                                      TITAN (PARENT                  SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET                        COMPANY               ------------------------
DECEMBER 31, 2005                                         ONLY)       AUTOCAM  GUARANTOR  NON-GUARANTOR  ELIMINATIONS  COMBINED
---------------------------------                     -------------  --------  ---------  -------------  ------------  --------
Assets
Current assets:
Cash and equivalents                                                 $ 13,264   $     15    $   1,454                  $ 14,733
Accounts receivable, net                                               18,693      2,426       28,896       ($3,026)     46,989
Inventories                                                            11,709      3,954       24,009         1,255      40,927
Prepaid expenses and other current assets                               1,428        393        3,428                     5,249
                                                                     --------   --------    ---------      --------    --------
Total current assets                                                   45,094      6,788       57,787        (1,771)    107,898
Property, plant and equipment, net                                     31,933      7,745      122,616           765     163,059
Goodwill                                                 $116,507         135      5,242      102,210           (70)    224,024
Investments in affiliates                                   5,969     121,200    (13,479)    (181,817)       68,683         556
Other long-term assets                                                 28,116        254        6,984           872      36,226
                                                         --------    --------   --------    ---------      --------    --------
Total assets                                             $122,476    $226,478   $  6,550    $ 107,780      $ 68,479    $531,763
                                                         ========    ========   ========    =========      ========    ========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                                     $     44    $   8,538                  $  8,582
Accounts payable                                                     $ 12,213        731       34,104       ($1,034)     46,014
Accrued liabilities                                          ($19)      3,564        970       12,784            15      17,314
                                                         --------    --------   --------    ---------      --------    --------
Total current liabilities                                     (19)     15,777      1,745       55,426        (1,019)     71,910
                                                         --------    --------   --------    ---------      --------    --------
Long-term obligations, net of current maturities                      232,316        165       50,178                   282,659
Deferred taxes and other                                               18,546        668       31,375                    50,589
Shareholders' equity (deficit):
Capital stock                                             162,140                                                       162,140
Accumulated other comprehensive income                                   (564)                  4,662                     4,098
Retained earnings (accumulated deficit)                   (39,645)    (39,597)     3,972      (33,861)       69,498     (39,633)
                                                         --------    --------   --------    ---------      --------    --------
Total shareholders' equity (deficit)                      122,495     (40,161)     3,972      (29,199)       69,498     126,605
                                                         --------    --------   --------    ---------      --------    --------
Total liabilities and shareholders' equity (deficit)     $122,476    $226,478   $  6,550    $ 107,780      $ 68,479    $531,763
                                                         ========    ========   ========    =========      ========    ========

                                                      TITAN (PARENT                  SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET                        COMPANY               ------------------------
MARCH 31, 2006                                            ONLY)       AUTOCAM  GUARANTOR  NON-GUARANTOR  ELIMINATIONS  COMBINED
---------------------------------                     -------------  --------  ---------  -------------  ------------  --------
Assets
Current assets:
Cash and equivalents                                                 $    907  $       3    $   1,229                  $  2,139
Accounts receivable, net                                               31,192      2,598       34,945       ($4,199)     64,536
Inventories                                                            13,234      4,350       25,019         1,401      44,004
Prepaid expenses and other current assets                               1,661        131        4,546                     6,338
                                                                     --------  ---------    ---------      --------    --------
Total current assets                                                   46,994      7,082       65,739        (2,798)    117,017
Property, plant and equipment, net                                     36,761      8,206      127,270           861     173,098
Goodwill                                                 $116,437          92      5,244      105,352                   227,125
Investments in affiliates                                   1,722     121,457   (14,077)     (185,581)       76,978         499
Other long-term assets                                                 28,366        771        7,348                    36,485
                                                         --------    --------  ---------    ---------      --------    --------
Total assets                                             $118,159    $233,670  $   7,226    $ 120,128      $ 75,041    $554,224
                                                         ========    ========  =========    =========      ========    ========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                                    $      53    $  11,946                  $ 11,999
Accounts payable                                                     $ 15,561      1,237       34,992         ($888)     50,902
Accrued liabilities                                          ($19)      8,463        925       14,515                    23,884
                                                         --------    --------  ---------    ---------      --------    --------
Total current liabilities                                     (19)     24,024      2,215       61,453          (888)     86,785
                                                         --------    --------  ---------    ---------      --------    --------
Long-term obligations, net of current maturities                      235,065        175       54,332                   289,572
Deferred taxes and other                                               18,342         94       32,362                    50,798
Shareholders' equity (deficit):
Capital stock                                             162,140         157                                           162,297
Accumulated other comprehensive income                                      1                   8,721                     8,722
Retained earnings (accumulated deficit)                   (43,962)    (43,919)     4,742      (36,740)       75,929     (43,950)
                                                         --------    --------  ---------    ---------      --------    --------
Total shareholders' equity (deficit)                      118,178     (43,761)     4,742      (28,019)       75,929     127,069
                                                         --------    --------  ---------    ---------      --------    --------
Total liabilities and shareholders' equity (deficit)     $118,159    $233,670  $   7,226    $ 120,128      $ 75,041    $554,224
                                                         ========    ========  =========    =========      ========    ========

6.   BUSINESS SEGMENT INFORMATION

We have four operating segments: North America, Europe, South America and Asia. The North American segment provides precision-machined components to the transportation and medical devices industries, while the European and South American segments provide precision-machined components to the transportation industry. Our Asian segment, which was in the organizational phase during the first quarter of 2006, is expected to begin production in the second quarter of 2006 providing precision-machined components to the transportation industry. We have assigned specific business units to a segment based on their geographical location. Each of our segments is individually managed and have separate financial results reviewed by our chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. We evaluate segment performance primarily based on income from operations and the efficient use of assets. The totals set forth below are inclusive of all adjustments needed to reconcile to the data provided in the Consolidated Financial Statements and related notes for the three months ended March 31, 2005 and 2006 and as of December 31, 2005 and March 31, 2006:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           ------------------
                                                                             2005      2006
                                                                           -------   --------
Sales to Unaffiliated Customers from Company Facilities Located in:
North America                                                              $37,502   $ 49,896
Europe                                                                      44,098     40,822
South America                                                                7,187      7,268
                                                                           -------   --------
Total                                                                      $88,787   $ 97,986
                                                                           =======   ========
Net Income (Loss) of Company Facilities Located in:
North America                                                                ($339)   ($1,433)
Europe                                                                        (158)    (2,941)
South America                                                                  819        119
Asia                                                                                      (62)
                                                                           -------   --------
Total                                                                      $   322    ($4,317)
                                                                           =======   ========
Depreciation and Amortization on Assets Located in:
North America                                                              $ 1,181   $  1,720
Europe                                                                       2,881      2,786
South America                                                                  266        400
Asia                                                                                        5
                                                                           -------   --------
Total                                                                      $ 4,328   $  4,911
                                                                           =======   ========
Net Interest Expense of Company Facilities Located in:
North America                                                              $ 4,244   $  5,297
Europe                                                                       1,628      2,211
South America                                                                  143        150
Asia                                                                                       (2)
                                                                           -------   --------
Total                                                                      $ 6,015   $  7,656
                                                                           =======   ========
Tax Provision of Company Facilities Located in:
North America                                                                ($171)  $     90
Europe                                                                        (505)      (850)
South America                                                                  427         62
                                                                           -------   --------
Total                                                                        ($249)     ($698)
                                                                           =======   ========
Expenditures for Property, Plant and Equipment of Facilities Located in:
North America                                                              $ 1,423   $  2,742
Europe                                                                       2,468      2,595
South America                                                                  962      1,457
Asia                                                                                      160
                                                                           -------   --------
Total                                                                      $ 4,853   $  6,954
                                                                           =======   ========

                                                 DECEMBER 31,   MARCH 31,
                                                     2005          2006
                                                 ------------   ---------
Total Assets of Company Facilities Located in:
North America                                      $241,735      $248,084
Europe                                              249,199       261,301
South America                                        38,927        42,982
Asia                                                  1,902         1,857
                                                   --------      --------
Total                                              $531,763      $554,224
                                                   ========      ========

7.   SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income (loss) to net cash used in operating activities:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                  2005       2006
                                                --------   -------
Net income (loss)                               $    322   ($4,317)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                   4,328     4,911
   Deferred taxes                                    319       121
   Stock-based compensation cost                               157
   Realized gains and losses and other, net          185       664
   Changes in assets and liabilities that
      provided (used) cash:
      Accounts receivable                         (6,499)  (11,238)
      Inventories                                 (1,957)     (440)
      Prepaid expenses and other current
         assets                                      170      (112)
      Other long-term assets                         (62)    1,100
      Accounts payable                            (3,731)   (1,487)
      Accrued liabilities                          3,298     5,343
      Deferred taxes and other                        73      (835)
                                                --------   -------
Net Cash Used in Operating Activities            ($3,554)  ($6,133)
                                                ========   =======

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

In this Item 2 of this report, unless the context otherwise requires

- "Parent" refers to Micron Holdings, Inc., or "Micron", the parent company of Titan,

-    "Holdings" refers to Titan Holdings, Inc., or "Titan",

- "we," "our" or "us" refer to Holdings together with its consolidated subsidiaries, and

- "Autocam" refers to Autocam Corporation, a wholly-owned subsidiary of Holdings.

In this Item 2 and in Item 3 of this report, any references to 2006 refer to the three months ended March 31, 2006 and any references to 2005 refer to the three months ended March 31, 2005.

OVERVIEW

We are headquartered in Kentwood, Michigan, and are a leading independent manufacturer of extremely close tolerance precision-machined, metal alloy components, sub-assemblies and assemblies, primarily for performance and safety critical automotive applications. Those applications in which we have significant penetration include steering, fuel delivery, electric motors, braking, and air bag systems. We provide these products from our facilities in North America, Europe, South America and Asia to some of the world's largest Tier I suppliers to the automotive industry. These Tier I suppliers include Autoliv, Delphi Corporation, Robert Bosch GmbH, SMI-Koyo, Siemens VDO, TRW Automotive, Inc. and ZF Friedrichshafen AG. We believe our manufacturing space is sufficient to meet the needs of our customers' current programs.

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

A number of factors influence our results of operations, including the following:

- Our business is directly impacted by light vehicle production levels, primarily in North America and Western Europe. We are also impacted by the relative North American market shares of the traditional Big Three automakers, DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation. Material changes in either of these factors can have a material impact on our sales and profit levels. Market shares of the traditional Big Three have declined significantly in recent years.

- A significant portion of our sales and profits resulted from transactions denominated in foreign currencies (primarily the euro and the Brazilian real). Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to those foreign currencies in the three months ended March 31, 2006 relative to the same period in the prior year impacted our reported results. The following table sets forth, for the periods indicated, the period end and period average exchange rates used in translating the financial statements (expressed as USD per one euro or Brazilian real):

                        THREE MONTHS ENDED MARCH 31,
                        ----------------------------
                            EURO      BRAZILIAN REAL
                        -----------   --------------
                        2005   2006     2005   2006
                        ----   ----     ----   ----
          Average (1)   1.31   1.20     0.38   0.46

                          DECEMBER 31,   MARCH 31,   DECEMBER 31,   MARCH 31,
                              2005         2006          2005          2006
                          ------------   ---------   ------------   ---------
                                    EURO                  BRAZILIAN REAL
                          ------------------------   ------------------------
          End of period       1.18          1.21         0.43          0.46

     ----------
     (1) The average rate represents the average of all monthly average exchange rates within the respective periods weighted by reported sales denominated in euros or Brazilian reais.

- We are routinely exposed to pressure by our customers to offer unit price reductions, which is typical of our industry. Through continuous improvement and increased efficiencies in our manufacturing and administrative processes, we have achieved improvements in margins over time despite these constant pressures.

- Effective June 15, 2005, Autocam's wholly-owned subsidiary, Autocam Greenville, Inc., acquired the stock of Sager Precision Technologies, Inc. ("Sager") for $9,902 in cash and the assumption of $240 in capital lease obligations. The purchase price was primarily financed indirectly through equity contributions from the shareholders of Micron in the amount of $10,028. The acquisition was completed primarily for the purpose of expanding our medical devices product offerings.

- On January 3, 2006, Autocam purchased certain assets and assumed certain liabilities of ATS Automation Tooling Systems, Inc.'s Precision Metals Division ("ATS") pursuant to an asset purchase agreement, dated December 12, 2005. The purchase price of $7,000 was primarily financed indirectly through equity contributions from the shareholders of Micron. The acquisition was completed primarily for the purpose of expanding our electric motor product offerings and customer base.

RESULTS OF OPERATIONS

The following table sets forth our Condensed Consolidated Statements of Operations expressed as a percentage of sales:

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                               ------------------
                                                   2005    2006
                                                  -----   -----
Sales                                             100.0%  100.0%
Cost of sales                                      86.2%   89.2%
                                                  -----   -----
Gross profit                                       13.8%   10.8%
Selling, general and administrative expenses        6.1%    7.2%
                                                  -----   -----
Income from operations                              7.7%    3.6%
Interest expense, net                               6.8%    7.8%
Other expenses, net                                 0.9%    0.9%
                                                  -----   -----
Income (loss) before tax provision                  0.0%   -5.1%
Tax provision                                      -0.3%   -0.7%
Equity in loss of joint venture                     0.0%    0.1%
                                                  -----   -----
Net Income (Loss)                                   0.3%   -4.5%
                                                  =====   =====

2006 COMPARED TO 2005

Sales

Sales increased $9.2 million, or 10.4%, to $98.0 million in 2006 from $88.8 million in 2005. The fluctuation in the exchange rates between the USD and the functional currencies of our foreign operations caused a $2.7 million decrease in sales when comparing 2005 to 2006. On a constant currency basis, sales in 2006 increased $11.9 million from 2005 levels principally due to the following factors:

-    Factors resulting in an increase in Sales:

     1. Sales of electric motor, medical device and braking components by our newly-acquired ATS and Sager facilities totaled $9.9 million in 2006;

     2. Our European operations were awarded new steering business by an existing customer late in 2005, which accounted for a $1.8 million increase in sales when comparing 2006 to 2005;

     3. Our North American operations were awarded business for a new fuel program from an existing customer, benefited from incremental sales to this same customer of new generation fuel program components while continuing to produce components for the old generation program, and benefited from increased unit pricing on certain mature products sold to this customer, which, together, accounted for a $1.0 million increase in sales when comparing 2006 to 2005; and

     4. Our North American operations were awarded new braking business during calendar 2005 that resulted in incremental sales in 2006 of $0.8 million.

-    Factors partially offsetting the increase in Sales:

     1. Our European operations were desourced in 2001 by a customer for steering components resulting in a reduction in sales when comparing 2006 to 2005 of $2.3 million as the last program for this customer is nearing completion;

     2. We granted unit price reductions to our customers totaling $1.6 million in 2006; and

     3. The relative strength of the Brazilian real against the USD and the euro has resulted in certain customers shifting their manufacturing capacity to other locations (e.g., Europe) that utilize other local suppliers resulting in a comparative reduction in sales by our Brazilian operations.

Gross Profit

Gross profit decreased $1.7 million to $10.6 million, or 10.8% of sales, in 2006 from $12.3 million, or 13.8% of sales, in 2005. The gross profit percentage decline of 3 percentage points can generally be attributed to the following factors:

- Our European operations experienced manufacturing inefficiencies associated with the ramp up of production for three significant programs during 2006. We experienced labor inefficiencies and higher scrap rates, and increased outsource costs as additional capacity was required to meet customer needs;

- Unit price reductions of $1.6 million granted to our customers between 2005 and 2006; and

- The 18% devaluation of the USD versus the Brazilian real when comparing 2006 to 2005 negatively impacted our gross profit percentage because a significant portion of our sales are invoiced in USD, but our costs are almost exclusively incurred in Brazilian reais.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.6 million to $7.1 million, or 7.2% of sales, in 2006 from $5.5 million, or 6.1% of sales, in 2005. The 2006 results include $1.0 million in incremental expenses for our new facilities in Boston, Massachusetts, Kitchener, Ontario, Kammiena Gora, Poland and Wuxi, China. In addition, the 2006 results reflect $0.2 million in compensation costs related to share-based payment transactions required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," recognized in our financial statements beginning January 1, 2006.

Interest Expense, Net

Net interest expense increased $1.6 million to $7.7 million in 2006 from $6.0 million in 2005. Our 2006 interest expense reflects increased debt levels since 2005. In addition, interest rates incurred on borrowings under our senior credit facility averaged 480 basis points more in 2006 when compared to 2005.

Tax Provision

In 2006, we recorded an income tax benefit of $0.7 million. This amount is less than the benefit that would have been recorded at the United States Federal statutory rate of 35% as our ability to record an income tax benefit was limited by our ability to realize this benefit through either a net operating loss carryback or the elimination of tax liabilities that arise in the future (offset to a deferred tax liability).

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses like working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. Capital expenditures for calendar year 2006 are expected to be $21.6 million, of which $7.0 million was spent in the three months ended March 31, 2006.

 Our principal sources of cash to fund short- and long-term liquidity needs consist of cash generated by operations and borrowing under our revolving credit facilities. We believe our sources of liquidity are sufficient to meet our needs for 2006 assuming that we are successful in various planned cost reduction initiatives over the next several months and revenue meets our expectations. Cost reduction initiatives that are planned or under consideration include headcount reductions, reductions in salaries to employees, dispositions and manufacturing efficiency initiatives.

2006

Cash used in operating activities of $6.1 million in 2006 reflects net income excluding non-cash and other reconciling items of $1.5 million and an increase in net working capital of $7.6 million from December 31, 2005 to March 31, 2006 due primarily to the net effects of the following factors:

- Accounts receivable increased $11.2 million. Sales in all operating segments were higher during the latter part of the first quarter of 2006 than the latter part of the fourth quarter of 2005. In addition, payment terms from a number of European and South American customers lengthened in first quarter of 2006 relative to the fourth quarter of 2005. Finally, factored European accounts receivable decreased $1.3 million from December 31, 2005 to March 31, 2006; and

- Accrued liabilities increased $5.3 million caused primarily by a $3.8 million increase in interest due on the senior subordinated notes (payable in semi-annual installments on June 15 and December 15).

Cash used in investing activities of $14.0 million in 2006 principally consisted of $7.0 million for the purchase of production equipment and $6.3 million for the purchase of ATS and the payment of related professional fees and facility closing and employee severance costs.

Cash provided by financing activities of $7.5 million in 2006 mainly consisted of $9.4 million in net borrowings under lines of credit offset by $1.5 million in scheduled principal payments on our indebtedness.

FOREIGN OPERATIONS

In 2006, our North American operations exported $4.2 million of product to customers located in foreign countries, and our foreign operations shipped $56.2 million of product to customers from their facilities. In 2005, our North American operations exported $4.6 million of product to customers located in foreign countries, and our foreign operations shipped $53.7 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we applied the SFAS No. 123(R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost subsequent to January 1, 2006 was measured based on the grant date fair value of the equity or liability instruments issued and is recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We recognized stock based compensation expense of $157 in the three months ended March 31, 2006.

CRITICAL ACCOUNTING POLICIES

No material changes have been made to our critical accounting policies during 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

FOREIGN CURRENCY EXCHANGE RATES

We have in the past and may in the future manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2005 or March 31, 2006.

We typically derive 50-60% of our sales from foreign manufacturing operations. The financial position and results of operations of our subsidiaries in France are measured in euros and translated into USD. The effects of foreign currency fluctuations in France are somewhat mitigated by the fact that sales and expenses are generally incurred in euros, and the reported net income will be higher or lower depending on a weakening or strengthening of the USD as compared to the euro.

The financial position and results of operations of our subsidiary in Brazil are measured in Brazilian reais and translated into USD. With respect to approximately 40% of this subsidiary's sales, expenses are generally incurred in Brazilian reais, but sales are invoiced in USD or euro. As such, results of operations with regard to these sales are directly influenced by fluctuations in the exchange rates between the Brazilian real and the USD or euro. The effects of foreign currency exchange rate fluctuations are somewhat mitigated on the remainder of this subsidiary's sales by the fact that these sales and related expenses are generally incurred in Brazilian reais and the reported income will be higher or lower depending on fluctuations in the exchange rates between the USD or euro and the Brazilian real.

The financial position and results of operations of our division in Canada are measured in Canadian dollars and translated into USD. With respect to approximately 80% of this division's sales, expenses are generally incurred in Canadian dollars, but sales are invoiced in USD. As such, results of operations with regard to these sales are directly influenced by fluctuations in the exchange rates between the Canadian dollar and the USD. The effects of foreign currency exchange rate fluctuations are somewhat mitigated on the remainder of this division's sales by the fact that these sales and related expenses are generally incurred in Canadian dollars and the reported income will be higher or lower depending on fluctuations in the exchange rates between the USD and the Canadian dollar.

Our consolidated net assets as of March 31, 2006 include amounts based in foreign countries and were translated into USD at the exchange rates in effect at that date. Accordingly, our consolidated net assets will fluctuate depending on the exchange rates between the USD and the functional currencies of our foreign operations as a result of currency translation adjustments.

INTEREST RATES

We are exposed to interest rate risk on a portion of our outstanding indebtedness. Our senior credit facilities and our second lien credit facility bear interest at variable rates. Effective April 1, 2006, through the purchase of an interest rate swap contract, we fixed the interest rate on $50.0 million of our variable-interest-rate indebtedness at LIBOR of 5.14% for five years. There is no swap contract relating to the remaining $103.2 million of our variable interest rate indebtedness.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

No changes.

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

None.

Item 6. Exhibits

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
31.1      Certification of Chief Executive Officer in the form prescribed by
          Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Chief Financial Officer in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Autocam Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTOCAM CORPORATION


Date: May 15, 2006                           /s/ John C. Kennedy
                                        ----------------------------------------
                                        John C. Kennedy
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive
                                        Officer)

                                  Exhibit Index

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
31.1      Certification of Chief Executive Officer in the form prescribed by
          Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer in the form prescribed by Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Chief Financial Officer in the form prescribed by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.