Form 10-Q
period 2006-06-30
AUTOCAM CORP/MI
filed 2006-08-14
CIK 879235

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ___________ to _______

                        Commission File Number 333-119215

                               AUTOCAM CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Michigan                                 38-2790152
--------------------------------          --------------------------------------
 (State or Other Jurisdiction Of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  4436 Broadmoor Avenue Southeast
       Kentwood, Michigan                                49512
----------------------------------------  --------------------------------------
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

                      YES [ ]      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at August 11, 2006
----------------------------               ------------------------------
COMMON STOCK, $.01 PAR VALUE                          100 SHARES

================================================================================

                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets                                                  2

    Condensed Consolidated Statements of Operations and Comprehensive
        Loss                                                                               3

    Condensed Consolidated Statements of Cash Flows                                        4

    Notes to Condensed Consolidated Financial Statements                                   5

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               16

Item 3. Quantitative and Qualitative Disclosures about Market Risk                        23

Item 4. Controls and Procedures                                                           24

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                 25

Item 1A. Risk Factors                                                                     25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                       25

Item 3. Defaults Upon Senior Securities                                                   25

Item 4. Submission of Matters to a Vote of Security Holders                               25

Item 5. Other Information                                                                 25

Item 6. Exhibits                                                                          25

Signatures                                                                                26

Exhibit 31.1 - CEO Certification
Exhibit 31.2 - CFO Certification
Exhibit 32.1 - CEO and CFO Certification

Forward-Looking Statements

This report includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Statements that are predictive in nature that depend upon or refer to future events or conditions or that include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions are forward-looking statements.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         DECEMBER 31,    JUNE 30,
Amounts in thousands, except share information                              2005           2006
                                                                         -----------     ---------
Assets
Current assets:
Cash and equivalents                                                      $  14,733      $   2,341
Accounts receivable, net of allowances of $627 and $689, respectively        46,989         62,203
Inventories                                                                  40,927         45,727
Prepaid expenses and other current assets                                     5,249          3,861
                                                                          ---------      ---------
Total current assets                                                        107,898        114,132

Property, plant and equipment, net                                          163,059        178,922
Goodwill                                                                    224,024        134,536
Deferred taxes                                                               17,431         17,584
Other long-term assets                                                       19,351         25,085
                                                                          ---------      ---------
Total Assets                                                              $ 531,763      $ 470,259
                                                                          =========      =========

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations                               $   8,582      $  14,037
Accounts payable                                                             46,014         49,072
Accrued liabilities:
     Compensation                                                            15,325         18,766
     Other                                                                    1,989          1,276
                                                                          ---------      ---------
Total current liabilities                                                    71,910         83,151
                                                                          ---------      ---------

Long-term obligations, net of current maturities                            282,659        303,862
Deferred taxes                                                               42,696         44,831
Other long-term liabilities                                                   7,893          6,577

Shareholders' equity:
Common stock - $.01 par value; 100 shares authorized, issued and outstanding as of December 31, 2005 and June 30, 2006
Additional paid-in capital                                                  162,140        162,453
Accumulated other comprehensive income                                        4,098         14,088
Accumulated deficit                                                         (39,633)      (144,703)
                                                                          ---------      ---------
Total shareholders' equity                                                  126,605         31,838
                                                                          ---------      ---------

Total Liabilities and Shareholders' Equity                                $ 531,763      $ 470,259
                                                                          =========      =========

           See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------         ---------------------------
Amounts in thousands                                   2005              2006               2005            2006
                                                     ---------         ---------         ---------         ---------
Sales                                                $  87,554         $  96,556         $ 176,341         $ 194,542
Cost of sales                                           74,619            85,430           151,112           172,805
Goodwill impairment                                                       96,801                              96,801
                                                     ---------         ---------         ---------         ---------
Gross profit (loss)                                     12,935           (85,675)           25,229           (75,064)
Selling, general and administrative expenses             5,373             6,712            10,823            13,767
                                                     ---------         ---------         ---------         ---------
Income (loss) from operations                            7,562           (92,387)           14,406           (88,831)
Interest expense, net                                    6,180             7,960            12,195            15,616
Other expenses, net                                        528             1,764             1,284             2,622
                                                     ---------         ---------         ---------         ---------
Income (loss) before tax provision                         854          (102,111)              927          (107,069)
Tax provision                                              435            (1,415)              186            (2,113)
Equity in loss of joint venture                                               67                                 124
                                                     ---------         ---------         ---------         ---------
Net Income (Loss)                                    $     419        ($ 100,763)        $     741        ($ 105,080)
                                                     =========         =========         =========         =========

Statements of Comprehensive Loss:
Net income (loss)                                    $     419        ($ 100,763)        $     741        ($ 105,080)
Other comprehensive income (losses):
Foreign currency translation adjustments                (6,079)            4,867           (13,416)            9,491
Net interest rate agreement gains, net of tax                                499                                 499
                                                     ---------         ---------         ---------         ---------
Comprehensive Loss                                  ($   5,660)       ($  95,397)       ($  12,675)       ($  95,090)
                                                     =========         =========         =========         =========

           See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
Amounts in thousands                                             2005             2006
                                                               --------        ---------
Net cash provided by (used in) operating activities            $  8,444        ($  7,938)

Cash flows from investing activities:
Expenditures for property, plant and equipment                   (8,548)         (14,072)
Equipment deposits paid and to be refunded                       (1,739)          (2,572)
Acquisitions, net of cash                                        (9,902)          (7,163)
Other                                                               142             (219)
                                                               --------         --------
Net cash used in investing activities                           (20,047)         (24,026)
                                                               --------         --------

Cash flows from financing activities:
Borrowings on lines of credit, net                                6,682           21,757
Shareholder contributions                                        10,028
Other                                                            (3,915)          (2,143)
                                                               --------         --------
Net cash provided by financing activities                        12,795           19,614
                                                               --------         --------

Effect of exchange rate changes on cash and equivalents              61              (42)
                                                               --------         --------
Increase (decrease) in cash and equivalents                       1,253          (12,392)
Cash and equivalents at beginning of period                       2,117           14,733
                                                               --------         --------
Cash and Equivalents at End of Period                          $  3,370         $  2,341
                                                               ========         ========

           See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

Goodwill -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate for indicators of impairment the carrying value of our goodwill at least on an annual basis and on an interim basis if indicators of potential impairment arise between annual evaluations. Our European segment experienced unfavorable operating results during the three and six months ended June 30, 2006, primarily as a result of cost overruns on three product launches, lower production volumes on key profitable programs, excessive labor costs and increased customer pricing pressure. Based on these interim indicators, we completed an interim assessment of the carrying amount of goodwill in our European reporting unit in accordance with SFAS No. 142. The assessment of the carrying amount of our European reporting unit's goodwill indicated that impairment had occurred, and as a result we recorded against our second quarter 2006 results a goodwill impairment loss of $96,801. The fair value of the reporting unit was estimated using a cash flow valuation model. This charge does not result in current or future cash expenditures. We will perform an assessment of the carrying amount of goodwill in our other reporting units in conjunction with our annual assessment in accordance with SFAS No. 142.

Stock-based compensation -- On January 1, 2006, we applied Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost subsequent to January 1, 2006 was measured based on the grant date fair value of the equity or liability instruments issued and is recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We recognized stock based compensation expense of $156 for the three months ended June 30, 2006 and $313 in the six months ended June 30, 2006. Had stock-based employee compensation cost of our stock option plans been treated prior to January 1, 2006 consistent with the provisions of SFAS No. 123(R), our net income would have changed to the pro forma amount set forth below:

                                                      THREE MONTHS     SIX MONTHS
                                                          ENDED          ENDED
                                                        JUNE 30,        JUNE 30,
                                                          2005            2005
                                                      ------------     ----------
As reported                                               $ 419           $ 741
Compensation expense, net of related tax effects           (154)           (308)
                                                          -----           -----
Pro forma                                                 $ 265           $ 433
                                                          =====           =====

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

Pension Plans -- We sponsor defined benefit pension plans for substantially all employees of our French subsidiaries. Set forth below are the components of net periodic benefit cost for the plans of our French subsidiaries, Frank & Pignard, SA, ("F&P") and Bouverat Industries, SA ("Bouverat"):

                                                   THREE MONTHS ENDED JUNE 30,
                                      ---------------------------   --------------------------
                                                2005                         2006
                                      ---------------------------   --------------------------
                                      F&P PLAN      BOUVERAT PLAN   F&P PLAN     BOUVERAT PLAN
                                      --------      -------------   --------     -------------
Service and interest costs              $ 38           $ 30           $ 79           $  5
Expected return on plan assets                           (8)                           (6)
                                        -------------------           -------------------
Net periodic benefit cost               $ 38           $ 22           $ 79          ($  1)
                                        ===================           ===================

                                                      SIX MONTHS ENDED JUNE 30,
                                      -------------------------    ---------------------------
                                                 2005                         2006
                                      -------------------------    ---------------------------
                                      F&P PLAN    BOUVERAT PLAN     F&P PLAN    BOUVERAT PLAN
                                      --------    -------------     --------    -------------
Service and interest costs              $ 76          $  60           $158          $  10
Expected return on plan assets                          (16)                          (12)
                                        -------------------           -------------------
Net periodic benefit cost               $ 76          $  44           $158         ($   3)
                                        ===================           ===================

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation.

2. INVENTORIES

Set forth below are the components of Inventories:

                            DECEMBER 31,      JUNE 30,
                               2005             2006
                            -----------       --------
Raw materials                $12,657          $13,442
Production supplies            7,512            9,762
Work in-process               14,916           17,082
Finished goods                 5,842            5,238
                             -------          -------
Total Inventories            $40,927          $45,524
                             =======          =======

3. PROPERTY, PLANT AND EQUIPMENT, NET

Set forth below are the components of Property, Plant and Equipment, Net:

                                           DECEMBER 31,    JUNE 30,
                                              2005           2006
                                          -------------   ---------
Buildings and land                        $      10,156   $  11,951
Machinery and equipment                         160,631     183,982
Furniture and fixtures                           11,402      12,287
                                          -------------   ---------
Total                                           182,189     208,220
Accumulated depreciation                        (19,130)    (29,298)
                                          -------------   ---------
Total Property, Plant and Equipment, Net  $     163,059   $ 178,922
                                          -============   =========

4. LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations (percentages represent interest rates as of June 30, 2006):

                                                    DECEMBER 31,   JUNE 30,
                                                       2005          2006
                                                    ------------   ---------
Senior credit facility:
   U.S. dollar term note, 7.938-9.125%              $     19,988   $  19,988
   Eurocurrency term note, 7.061%                         42,532      43,639
   Multi-currency revolving line of credit, 10.25%                     7,000
   Eurocurrency revolving line of credit, 6.561%                      10,170
Second lien term note:
   U.S. dollar-denominated portion, 13.5%                 60,023      60,476
   Euro-denominated portion, 12.313%                      14,951      16,230
Senior subordinated notes, 10.875%                       137,355     137,510
Other                                                     16,392      22,886
                                                    ------------   ---------
Total long-term obligations                              291,241     317,899
Current portion                                           (8,582)    (14,037)
                                                    ------------   ---------
Long-term portion                                   $    282,659   $ 303,862
                                                    ============   =========

In connection with the Merger, Titan and certain, but not all, of the subsidiaries of Autocam fully and unconditionally guaranteed the senior subordinated notes.

We manage interest rate risk on a portion of our variable interest rate indebtedness through the use of an interest rate swap, which fixed the interest rate on $50,000 of such indebtedness at London Interbank Offered Rate (LIBOR) of 5.14% for five years. Based on the fair market value of the interest rate swap at June 30, 2006, we recorded a gain of $499 (net of related income tax of $257) in Accumulated Other Comprehensive Income on our Condensed Consolidated Balance Sheets and recognized a derivative instrument asset of $756, which is reflected in Other Long-Term Assets on our Condensed Consolidated Balance Sheets.

5. FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The following table sets forth the guarantor and non-guarantor subsidiaries of Autocam with respect to the senior subordinated notes:

      GUARANTOR SUBSIDIARIES                         NON-GUARANTOR SUBSIDIARIES
-------------------------------            ---------------------------------------------------
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

Subsequent to the issuance of the consolidated financial statements for the three and six months ended June 30, 2005, we determined that the previously presented condensed combining financial data for the three and six months ended June 30, 2005 did not reflect the investment in subsidiaries of Titan and Autocam under the equity method for purposes of the supplemental combining presentation. The current presentation has been restated to reflect all investments in subsidiaries under the equity method. Net income (losses) of the subsidiaries accounted for under the equity method are therefore reflected in their parents' investment accounts. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not effect our consolidated financial position or consolidated results of operations, nor did the changes adversely impact our compliance with debt covenants or ratios.

Set forth below are schedules that reconcile the amounts as previously reported in our condensed combining statements of operations for the three and six months ended June 30, 2005 to the corresponding restated amounts.

                                          TITAN (PARENT                   SUBSIDIARIES
                                            COMPANY                  ------------------------
                                             ONLY)         AUTOCAM   GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
                                          -------------   --------   ---------  -------------  ------------   --------
THREE MONTHS ENDED JUNE 30, 2005:
Net income (loss) as previously reported  $          49   $ (1,189)  $     854  $         705                 $    419
Net income as restated                              419        370         854            705  $     (1,929)       419

SIX MONTHS ENDED JUNE 30, 2005:
Net income (loss) as previously reported  $         (10)  $ (2,188)  $   1,573  $       1,366                 $    741
Net income as restated                              741        751       1,573          1,366  $     (3,690)       741

Information regarding the guarantors and non-guarantors are as follows:

                                              TITAN
                                              (PARENT                    SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS (RESTATED)  COMPANY             ------------------------
THREE MONTHS ENDED JUNE 30, 2005              ONLY)      AUTOCAM  GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
--------------------------------------------  -------   --------  ---------  -------------  ------------   --------
Sales                                                   $ 32,770  $   5,972  $      51,471  $     (2,659)  $ 87,554
Cost of sales                                             28,254      4,094         44,930        (2,659)    74,619
                                                        -----------------------------------------------------------
Gross profit                                               4,516      1,878          6,541                   12,935
Selling, general and administrative expenses               1,806        392          3,175                    5,373
                                                        -----------------------------------------------------------
Income from operations                                     2,710      1,486          3,366                    7,562
Interest expense, net                                      4,178        197          1,805                    6,180
Other expense, net                            $   (44)       350        (15)           237                      528
                                              ---------------------------------------------------------------------
Income (loss) before tax provision                 44     (1,818)     1,304          1,324                      854
Tax provision                                      (5)      (629)       450            619                      435
Equity in net income of subsidiaries             (370)    (1,559)                                  1,929
                                              ---------------------------------------------------------------------
Net Income                                    $   419   $    370  $     854  $         705  $     (1,929)  $    419
                                              ======================================================================

                                               TITAN
                                               (PARENT                           SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS               COMPANY                  ------------------------
THREE MONTHS ENDED JUNE 30, 2006                ONLY)        AUTOCAM     GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
--------------------------------------------  ----------   ------------  ---------  -------------  ------------  ----------
Sales                                                      $     36,605  $  11,813  $      51,821  $     (3,683) $   96,556
Cost of sales                                                    31,457      8,505         49,151        (3,683)     85,430
Goodwill impairment                                                                        96,801                    96,801
                                                           ----------------------------------------------------------------
Gross profit (loss)                                               5,148      3,308        (94,131)                  (85,675)
Selling, general and administrative expenses                      1,711        807          4,194                     6,712
                                                           ----------------------------------------------------------------
Income (loss) from operations                                     3,437      2,501        (98,325)                  (92,387)
Interest expense, net                                             4,924        438          2,598                     7,960
Other expense, net                                                  568                     1,196                     1,764
                                                           ----------------------------------------------------------------
Income (loss) before tax provision                               (2,055)     2,063       (102,119)                 (102,111)
Tax provision                                                      (795)       708         (1,328)                   (1,415)
Equity in loss of joint venture                                      67                                                  67
Equity in net loss of subsidiaries            $  100,763         99,436                                (200,199)
                                              -----------------------------------------------------------------------------
Net Income (Loss)                             $ (100,763)  $   (100,763) $   1,355  $    (100,791) $    200,199  $ (100,763)
                                              =============================================================================

                                              TITAN
                                              (PARENT                 SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS (RESTATED)  COMPANY           ------------------------
SIX MONTHS ENDED JUNE 30, 2005                 ONLY)   AUTOCAM  GUARANTOR  NON-GUARANTOR  ELIMINATIONS  COMBINED
--------------------------------------------  -------  -------  ---------  -------------  ------------  --------
Sales                                                  $65,329  $  11,294  $     105,129  $     (5,411) $176,341
Cost of sales                                           56,050      7,798         92,675        (5,411)  151,112
                                                       ---------------------------------------------------------
Gross profit                                             9,279      3,496         12,454                  25,229
Selling, general and administrative expenses             3,676        735          6,412                  10,823
                                                       ---------------------------------------------------------
Income from operations                                   5,603      2,761          6,042                  14,406
Interest expense, net                                    8,242        377          3,576                  12,195
Other expense, net                            $    15      725        (15)           559                   1,284
                                              ------------------------------------------------------------------
Income (loss) before tax provision                (15)  (3,364)     2,399          1,907                     927
Tax provision                                      (5)  (1,176)       826            541                     186
Equity in net income of subsidiaries             (751)  (2,939)                                  3,690
                                              ------------------------------------------------------------------
Net Income                                    $   741  $   751  $   1,573  $       1,366  $     (3,690) $    741
                                              ==================================================================

                                                TITAN
                                               (PARENT                           SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS               COMPANY                  ------------------------
SIX MONTHS ENDED JUNE 30, 2006                  ONLY)       AUTOCAM      GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
--------------------------------------------  ----------  ------------   ---------  -------------  ------------  ----------
Sales                                                     $      77,403  $  21,281       $103,397  $     (7,539) $  194,542
Cost of sales                                                    67,268     15,672         97,404        (7,539)    172,805
Goodwill impairment                                                                        96,801                    96,801
                                                          -----------------------------------------------------------------
Gross profit (loss)                                              10,135      5,609        (90,808)                  (75,064)
Selling, general and administrative expenses                      3,894      1,563          8,310                    13,767
                                                          -----------------------------------------------------------------
Income (loss) from operations                                     6,241      4,046        (99,118)                  (88,831)
Interest expense, net                                             9,840        819          4,957                    15,616
Other expense, net                                                  906                     1,716                     2,622
                                                          -----------------------------------------------------------------
Income (loss) before tax provision                               (4,505)     3,227       (105,791)                 (107,069)
Tax provision                                                    (1,099)     1,102         (2,116)                   (2,113)
Equity in loss of joint venture                                     124                                                 124
Equity in net loss of subsidiaries            $  105,080        101,550                                (206,630)
                                              -----------------------------------------------------------------------------
Net Income (Loss)                             $ (105,080) $    (105,080) $   2,125  $    (103,675) $    206,630  $ (105,080)
                                              =============================================================================

                                                      TITAN
CONDENSED COMBINING STATEMENT                        (PARENT                      SUBSIDIARIES
OF CASH FLOWS                                        COMPANY               -------------------------
SIX MONTHS ENDED JUNE 30, 2005                         ONLY)    AUTOCAM    GUARANTOR   NON-GUARANTOR  COMBINED
---------------------------------------------------  --------   --------   ---------   -------------  --------
Net cash provided by (used in) operating activities  $    (16)  $ (2,627)  $    (134)  $      11,221  $  8,444
Expenditures for property, plant and equipment                    (2,765)       (134)         (5,649)   (8,548)
Acquisitions, net of cash                                           (121)     (9,781)                   (9,902)
Borrowings on lines of credit, net                                 7,000                        (318)    6,682
Intercompany transactions                             (10,012)       (99)     10,111
Shareholder contributions                              10,028                                           10,028
Other                                                             (1,855)          3          (3,599)   (5,451)
                                                                ----------------------------------------------
Net increase (decrease) in cash and equivalents                     (467)         65           1,655     1,253
Cash and equivalents at beginning of period                        1,087           2           1,028     2,117
                                                                ----------------------------------------------
Cash and Equivalents at End of Period                           $    620   $      67   $       2,683  $  3,370
                                                                ==============================================

                                                        TITAN
CONDENSED COMBINING STATEMENT                          (PARENT                   SUBSIDIARIES
OF CASH FLOWS                                          COMPANY            ------------------------
SIX MONTHS ENDED JUNE 30, 2006                          ONLY)   AUTOCAM   GUARANTOR  NON-GUARANTOR  COMBINED
-----------------------------------------------------  -------  --------  ---------  -------------  --------
Net cash provided by (used in) operating activities             $ (5,660) $   2,047  $      (4,325) $ (7,938)
Expenditures for property, plant and equipment                    (4,624)    (1,641)        (7,807)  (14,072)
Equipment deposits refunded (paid and to be refunded)                239        (65)        (2,746)   (2,572)
Acquisitions, net of cash                                         (7,022)                     (141)   (7,163)
Borrowings on lines of credit, net                                 7,000                    14,757    21,757
Other                                                             (1,969)      (352)           (83)   (2,404)
                                                                --------------------------------------------
Net decrease in cash and equivalents                             (12,036)       (11)          (345)  (12,392)
Cash and equivalents at beginning of period                       13,265         14          1,454    14,733
                                                                --------------------------------------------
Cash and Equivalents at End of Period                           $  1,229  $       3  $       1,109  $  2,341
                                                                ============================================

                                            TITAN (PARENT                 SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET              COMPANY               ------------------------
DECEMBER 31, 2005                               ONLY)      AUTOCAM   GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
------------------------------------------  -------------  --------  ---------  -------------  ------------  ------------
Assets
Current assets:
Cash and equivalents                                       $ 13,264        $15  $       1,454                $     14,733
Accounts receivable, net                                     18,693      2,426         28,896  $     (3,026)       46,989
Inventories                                                  11,709      3,954         24,009         1,255        40,927
Prepaid expenses and other current assets                     1,428        393          3,428                       5,249
                                                           --------------------------------------------------------------
Total current assets                                         45,094      6,788         57,787        (1,771)      107,898

Property, plant and equipment, net                           31,933      7,745        122,616           765       163,059
Goodwill                                    $     116,507       135      5,242        102,210           (70)      224,024
Investments in affiliates                           5,969   121,200    (13,479)      (181,817)       68,683           556
Deferred taxes                                               15,457                     1,974                      17,431
Other long-term assets                                       12,659        254          5,010           872        18,795
                                            -----------------------------------------------------------------------------

Total assets                                $     122,476  $226,478  $   6,550  $     107,780  $     68,479  $    531,763
                                            =============================================================================

Liabilities and Shareholders' Equity
(Deficit)
Current liabilities:
Current maturities of long-term
obligations                                                          $      44  $       8,538                $      8,582
Accounts payable                                           $ 12,213        731         34,104  $     (1,034)       46,014
Accrued liabilities                         $         (19)    3,564        970         12,784            15        17,314
                                            -----------------------------------------------------------------------------
Total current liabilities                             (19)   15,777      1,745         55,426        (1,019)       71,910
                                            -----------------------------------------------------------------------------

Long-term obligations, net of current                       232,316        165         50,178                     282,659
maturities
Deferred taxes and other                                     18,546        668         31,375                      50,589

Shareholders' equity (deficit):
Capital stock                                     162,140                                                         162,140
Accumulated other comprehensive income                         (564)                    4,662                       4,098
Retained earnings (accumulated deficit)           (39,645)  (39,597)     3,972        (33,861)       69,498       (39,633)
                                            -----------------------------------------------------------------------------
Total shareholders' equity (deficit)              122,495   (40,161)     3,972        (29,199)       69,498       126,605
                                            -----------------------------------------------------------------------------

Total liabilities and shareholders' equity
(deficit)                                   $     122,476  $226,478  $   6,550  $     107,780  $     68,479  $    531,763
                                            =============================================================================

                                            TITAN (PARENT                    SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET              COMPANY                 ------------------------
JUNE 30, 2006                                   ONLY)       AUTOCAM    GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
------------------------------------------  -------------  ----------  ---------  -------------  ------------  ----------
Assets
Current assets:
Cash and equivalents                                       $    1,229  $       3  $       1,109                $    2,341
Accounts receivable, net                                       27,522      2,610         37,833  $     (5,762)     62,203
Inventories                                                    12,987      4,597         27,038         1,105      45,727
Prepaid expenses and other current assets                       1,364        110          2,387                     3,861
                                                           --------------------------------------------------------------
Total current assets                                           43,102      7,320         68,367        (4,657)    114,132

Property, plant and equipment, net                             36,817      8,657        129,929         3,519     178,922
Goodwill                                    $     116,437                  5,434         12,665                   134,536
Investments in affiliates                         (99,022)     26,120    (13,704)      (184,350)      272,218       1,262
Deferred taxes                                                 15,457                     2,127                    17,584
Other long-term assets                                         14,558        660          8,605                    23,823
                                            -----------------------------------------------------------------------------

Total assets                                $      17,415  $  136,054  $   8,367  $      37,343  $    271,080  $  470,259
                                            =============================================================================

Liabilities and Shareholders, Equity
(Deficit)
Current liabilities:
Current maturities of long-term
obligations                                                            $      54  $      13,983                $   14,037
Accounts payable                                           $   16,337      1,375         36,656  $     (5,296)     49,072
Accrued liabilities                                             2,551        613         16,630           248      20,042
                                                           --------------------------------------------------------------
Total current liabilities                                      18,888      2,042         67,269        (5,048)     83,151
                                                           --------------------------------------------------------------

Long-term obligations, net of current                         241,204        161         62,497                   303,862
maturities
Deferred taxes and other                                       18,500         67         32,841                    51,408

Shareholders' equity (deficit):
Capital stock                               $     162,140         313                                             162,453
Accumulated other comprehensive income                          1,821                    12,267                    14,088
Retained earnings (accumulated deficit)          (144,725)   (144,672)     6,097       (137,531)      276,128    (144,703)
                                            -----------------------------------------------------------------------------
Total shareholders' equity (deficit)               17,415    (142,538)     6,097       (125,264)      276,128      31,838
                                            -----------------------------------------------------------------------------

Total liabilities and shareholders' equity
(deficit)                                   $      17,415  $  136,054  $   8,367  $      37,343  $    271,080  $  470,259
                                            =============================================================================

6. BUSINESS SEGMENT INFORMATION

We have four operating segments: North America, Europe, South America and Asia. The North American segment provides precision-machined components to the transportation and medical devices industries, while the European, South American and Asian segments provide precision-machined components primarily to the transportation industry. We have assigned specific business units to a segment based on their geographical location. Each of our segments is individually managed and have separate financial results reviewed by our chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. We evaluate segment performance primarily based on income from operations and the efficient use of assets. The totals set forth below are inclusive of all adjustments needed to reconcile to the data provided in the Consolidated Financial Statements and related notes for the three and six months ended June 30, 2005 and 2006 and as of December 31, 2005 and June 30, 2006:

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              -------------------  --------------------
                                                                2005      2006       2005       2006
                                                              -------- ----------  --------  ----------
Sales to Unaffiliated Customers from Company Facilities
Located in:
North America                                                 $38,255  $   48,007  $ 75,757  $   97,807
Europe                                                         41,089      39,951    85,187      80,773
South America                                                   8,210       8,533    15,397      15,897
Asia                                                                           65                    65
                                                              -------------------  --------------------
Total                                                         $87,554  $   96,556  $176,341  $  194,542
                                                              ===================  ====================

Net Income (Loss) of Company Facilities Located in:
North America                                                 $  (288) $       28  $   (627) $   (1,405)
Europe                                                           (262)   (100,850)     (420)   (103,791)
South America                                                     969         296     1,788         415
Asia                                                                         (237)                 (299)
                                                              -------------------  --------------------
Total                                                         $   419  $ (100,763) $    741  $ (105,080)
                                                              ===================  ====================

Depreciation and Amortization on Assets Located in:
North America                                                 $ 1,278  $    1,753  $  2,459  $    3,473
Europe                                                          2,759       2,951     5,640       5,737
South America                                                     296         420       562         820
Asia                                                                           13                    18
                                                              -------------------  --------------------
Total                                                         $ 4,333  $    5,137  $  8,661  $   10,048
                                                              ===================  ====================

Net Interest Expense of Company Facilities Located in:
North America                                                 $ 4,375  $    5,362  $  8,619  $   10,659
Europe                                                          1,666       2,502     3,294       4,713
South America                                                     139          99       282         249
Asia                                                                           (3)                   (5)
                                                              -------------------  --------------------
Total                                                         $ 6,180  $    7,960  $ 12,195  $   15,616
                                                              ===================  ====================

Tax Provision of Company Facilities Located in:
North America                                                 $  (184) $      (87) $   (355) $        3
Europe                                                            150      (1,487)     (355)     (2,337)
South America                                                     469         159       896         221
                                                              -------------------  --------------------
Total                                                         $   435  $   (1,415) $    186  $   (2,113)
                                                              ===================  ====================

Expenditures for Property, Plant and Equipment of Facilities
Located in:
North America                                                 $ 1,476  $    3,523  $  2,899  $    6,265
Europe                                                          1,566       2,591     4,034       5,186
South America                                                     653         871     1,615       2,328
Asia                                                                          133                   293
                                                              -------------------  --------------------
Total                                                         $ 3,695  $    7,118  $  8,548  $   14,072
                                                              ===================  ====================

                                                              DECEMBER 31,   JUNE 30,
                                                                 2005         2006
                                                              ------------  ---------
Total Assets of Company Facilities Located in:
North America                                                 $    241,735  $ 249,008
Europe                                                             249,199    174,960
South America                                                       38,927     44,128
Asia                                                                 1,902      2,163
                                                              -----------------------
Total                                                         $    531,763  $ 470,259
                                                              =======================

7. SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                        --------------------
                                                                                          2005       2006
                                                                                        --------  ----------
Net income (loss)                                                                       $    741  $ (105,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                           8,661      10,048
   Goodwill impairment                                                                                96,801
   Deferred taxes                                                                            960        (571)
   Stock-based compensation cost                                                                         313
   Realized gains and losses and other, net                                                   17         423
   Changes in assets and liabilities that provided (used) cash:
     Accounts receivable                                                                   2,362      (8,102)
     Inventories                                                                          (2,669)       (559)
     Prepaid expenses and other current assets                                             1,095          76
     Other long-term assets                                                               (1,213)        278
     Accounts payable                                                                     (3,046)     (1,661)
     Accrued liabilities                                                                     605       1,814
     Deferred taxes and other                                                                931      (1,718)
                                                                                        --------  ----------
Net Cash Provided by (Used in) Operating Activities                                     $  8,444  $   (7,938)
                                                                                        ========  ==========

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

In this Item 2 and in Item 3 of this report, any references to 2006 refer to the three or six months ended June 30, 2006 and any references to 2005 refer to the three or six months ended June 30, 2005.

OVERVIEW

We are headquartered in Kentwood, Michigan, and are a leading independent manufacturer of extremely close tolerance precision-machined, metal alloy components, sub-assemblies and assemblies, primarily for performance and safety critical automotive applications. Those applications in which we have significant penetration include steering, fuel delivery, electric motors, braking, and air bag systems. We provide these products from our facilities in North America, Europe, South America and Asia to some of the world's largest Tier I suppliers to the automotive industry. These Tier I suppliers include Autoliv, Delphi Corporation, Robert Bosch GmbH, Siemens VDO, TRW Automotive, Inc. and ZF Friedrichshafen AG. We believe our manufacturing space is sufficient to meet the needs of our customers' current programs.

We focus primarily on higher value-added categories of strategically targeted markets. The products we manufacture demand expertise typically exceeding the capabilities of many of our competitors. We produce complex products in high volumes where required tolerances are in the single-digit micron range with quality levels very often approaching zero defects.

A number of factors influenced our results of operations, including the following:

- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate for indicators of impairment the carrying value of our goodwill at least on an annual basis and on an interim basis if indicators of potential impairment arise between annual evaluations. Our European segment experienced unfavorable operating results during the three and six months ended June 30, 2006, primarily as a result of cost overruns on three product launches, lower production volumes on key profitable programs, excessive labor costs and increased customer pricing pressure. Based on these interim indicators, we completed an interim assessment of the carrying amount of goodwill in our European reporting unit in accordance with SFAS No. 142. The assessment of the carrying amount of our European reporting unit's goodwill indicated that impairment had occurred, and as a result we recorded against our second quarter 2006 results a goodwill impairment loss of $96,801. The fair value of the reporting unit was estimated using a cash flow valuation model. This charge does not result in current or future cash expenditures. We will perform an assessment of the carrying amount of goodwill in our other reporting units in conjunction with our annual assessment in accordance with SFAS No. 142.

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

- A significant portion of our sales and profits resulted from transactions denominated in foreign currencies (primarily the euro and the Brazilian real). Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to those foreign currencies in the three and six months ended June 30, 2006 relative to the same period in the prior year impacted our reported results. The following table sets forth, for the periods indicated, the period end and period average exchange rates used in translating the financial statements (expressed as USD per one euro or Brazilian real):

                                    THREE MONTHS ENDED JUNE 30,
                      ---------------------------------------------------
                                EURO                  BRAZILIAN REAL
                      ------------------------   ------------------------
                           2005         2006          2005         2006
                      -------------   --------   -------------   --------
      Average (1)          1.26         1.26          0.40         0.46

                                    SIX MONTHS ENDED JUNE 30,
                      ---------------------------------------------------
                                EURO                  BRAZILIAN REAL
                      ------------------------   ------------------------
                           2005         2006          2005         2006
                      -------------   --------   -------------   --------
      Average (1)          1.29         1.23          0.39         0.46

                       DECEMBER 31,   JUNE 30,    DECEMBER 31,   JUNE 30,
                           2005         2006          2005         2006
                      -------------   --------   -------------   --------
                                EURO                  BRAZILIAN REAL
                      ------------------------   ------------------------
      End of period        1.18         1.27          0.43         0.45

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

- On January 3, 2006, Autocam purchased certain assets and assumed certain liabilities of ATS Automation Tooling Systems, Inc.'s Precision Metals Division ("ATS") pursuant to an asset purchase agreement, dated December 12, 2005. The purchase price of $7.4 million was primarily financed indirectly through equity contributions from the shareholders of Micron. The acquisition was completed primarily for the purpose of expanding our electric motor product offerings and customer base.

RESULTS OF OPERATIONS

THE FOLLOWING TABLE SETS FORTH OUR CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF SALES:

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,            JUNE 30,
                                               ------------------    ----------------
                                                2005       2006       2005      2006
                                               ------    --------    ------    ------
Sales                                           100.0%      100.0%    100.0%    100.0%
Cost of sales                                    85.2%       88.5%     85.7%     88.8%
Goodwill impairment                               0.0%      100.3%      0.0%     49.8%
                                               ------    --------    ------    ------
Gross profit (loss)                              14.8%      -88.8%     14.3%    -38.6%
Selling, general and administrative expenses      6.1%        7.0%      6.1%      7.1%
                                               ------    --------    ------    ------
Income (loss) from operations                     8.7%      -95.8%      8.2%    -45.7%
Interest expense, net                             7.1%        8.2%      6.9%      8.0%
Other expenses, net                               0.6%        1.8%      0.7%      1.3%
                                               ------    --------    ------    ------
Income (loss) before tax provision                1.0%     -105.8%      0.6%    -55.0%
Tax provision                                     0.5%       -1.5%      0.1%     -1.1%
Equity in loss of joint venture                   0.0%        0.1%      0.0%      0.1%
                                               ------    --------    ------    ------
Net Income (Loss)                                 0.5%     -104.4%      0.5%    -54.0%
                                               ======    ========    ======    ======

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Sales

Sales increased $9.0 million, or 10.3%, to $96.6 million in 2006 from $87.6 million in 2005. The fluctuation in the exchange rates between the USD and the functional currencies of our foreign operations caused a $0.8 million increase in sales when comparing 2005 to 2006. On a constant currency basis, sales in 2006 increased $8.2 million from 2005 levels principally due to the following factors:

-     Factors resulting in an increase in Sales:

      1. Sales of electric motor and braking components resulting from the ATS acquisition totaled $6.0 million in 2006;

      2. Sales of medical device components increased due to incremental sales resulting from the Sager acquisition ($3.5 million) and incremental sales to an existing medical devices customer ($0.7 million);

      3. Sales of fuel components to an existing North American customer increased $0.9 million due to increased demand for diesel engines;

      4. Our European operations were awarded new steering business by a new customer late in the calendar year of 2005, which resulted in $0.9 million in sales in 2006; and

      5. Our North American operations were awarded business for a new fuel program from an existing customer, benefited from incremental sales to this same customer of new generation fuel program components while continuing to produce components for the old generation program, and benefited from increased unit pricing on certain mature products sold to this customer, which, together, accounted for a $0.5 million increase in sales when comparing 2006 to 2005.

-     Factors partially offsetting the increase in Sales:

      1. Our European operations were desourced in 2001 by a customer for steering components resulting in a reduction in sales when comparing 2006 to 2005 of $2.0 million as the last program for this customer is nearing completion;

      2. We granted unit price reductions to our customers totaling $1.6 million in 2006; and

      3. The relative strength of the Brazilian real against the USD and the euro has resulted in certain customers shifting their manufacturing capacity to other locations (e.g., Europe) that utilize other local suppliers resulting in a comparative reduction in sales by our Brazilian operations.

Gross Profit (Loss)

Gross profit decreased $98.6 million to a loss of $85.7 million, or negative 88.8% of sales, in 2006 from $12.9 million, or 14.8% of sales, in 2005. The decline in gross profit can generally be attributed to the following factors:

- We recorded a goodwill impairment loss of $96.8 million in 2006. No such charge was recorded in 2005;

- Our European operations experienced manufacturing inefficiencies associated with the ramp up of production for three significant programs during 2006. We experienced labor inefficiencies and higher scrap rates, and increased outsource costs as additional capacity was required to meet customer needs;

- Unit price reductions of $1.6 million granted to our customers between 2005 and 2006; and

- The 12% devaluation of the USD versus the Brazilian real when comparing 2006 to 2005 negatively impacted our gross profit percentage because a significant portion of our sales are invoiced in USD, but our costs are almost exclusively incurred in Brazilian reais.

These negative factors were partially offset by the beneficial impact of successful cost improvement initiatives in our North American operations, which allowed for the elimination of outsourcing operations on some components.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.3 million to $6.7 million, or 7.0% of sales, in 2006 from $5.4 million, or 6.1% of sales, in 2005. The 2006 results include $0.9 million in incremental expenses for our new facilities in Boston, Massachusetts, Kitchener, Ontario, Kammiena Gora, Poland and Wuxi, China. In addition, the 2006 results reflect $0.2 million in compensation costs related to share-based payment transactions required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," recognized in our financial statements beginning January 1, 2006.

Interest Expense, Net

Net interest expense increased $1.8 million to $8.0 million in 2006 from $6.2 million in 2005. Our 2006 interest expense reflects increased debt levels since 2005. In addition, interest rates incurred on borrowings under our senior credit facility averaged 449 basis points more in 2006 when compared to 2005.

Other Expense, Net

Net other expense increased $1.2 million to $1.8 million in 2006 from $0.5 million in 2005. Our 2006 other expense reflects a $0.7 million increase in losses on the disposal of fixed assets in Europe as compared to 2005.

Tax Provision

In 2006, we recorded an income tax benefit of $1.4 million. This amount is less than the benefit that would have been recorded at the United States Federal statutory rate of 35% due to the following factors:

- The goodwill impairment charge is not deductible for income tax purposes, and therefore no offsetting tax benefit has been recorded; and

- Our ability to record an income tax benefit was limited by our ability to realize this benefit through either a net operating loss carryback or the elimination of tax liabilities that arise in the future (offset to a deferred tax liability).

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Sales

Sales increased $18.2 million, or 10.3%, to $194.5 million in 2006 from $176.3 million in 2005. The fluctuation in the exchange rates between the USD and the functional currencies of our foreign operations caused a $1.9 million decrease in sales when comparing 2005 to 2006. On a constant currency basis, sales in 2006 increased $20.1 million from 2005 levels principally due to the following factors:

-     Factors resulting in an increase in Sales:

      1. Sales of electric motor and braking components resulting from the ATS acquisition totaled $12.6 million in 2006;

      2. Sales of medical device components increased due to incremental sales resulting from the Sager acquisition ($7.4 million) and incremental sales to an existing medical devices customer ($1.0 million);

      3. Our European operations were awarded new steering business by a new customer and an existing customer late in the calendar year of 2005, which accounted for a $3.3 million increase in sales when comparing 2006 to 2005;

      4. Our North American operations were awarded business for a new fuel program from an existing customer, benefited from incremental sales to this same customer of new generation fuel program components while continuing to produce components for the old generation program, and benefited from increased unit pricing on certain mature products sold to this customer, which, together, accounted for a $1.5 million increase in sales when comparing 2006 to 2005; and

      5. Sales of fuel components to an existing North American customer increased $1.4 million due to increased demand for diesel engines.

-     Factors partially offsetting the increase in Sales:

      1. Our European operations were desourced in 2001 by a customer for steering components resulting in a reduction in sales when comparing 2006 to 2005 of $4.3 million as the last program for this customer is nearing completion;

      2. We granted unit price reductions to our customers totaling $3.2 million in 2006; and

      3. The relative strength of the Brazilian real against the USD and the euro has resulted in certain customers shifting their manufacturing capacity to other locations (e.g., Europe) that utilize other local suppliers resulting in a comparative reduction in sales by our Brazilian operations.

Gross Profit (Loss)

Gross profit decreased $100.3 million to a loss of $75.1 million, or negative 38.6% of sales, in 2006 from $25.2 million, or 14.3% of sales, in 2005. The decline in gross profit can generally be attributed to the following factors:

- We recorded a goodwill impairment loss of $96.8 million in 2006. No such charge was recorded in 2005;

- Our European operations experienced manufacturing inefficiencies associated with the ramp up of production for three significant programs during 2006. We experienced labor inefficiencies and higher scrap rates, and increased outsource costs as additional capacity was required to meet customer needs;

- Unit price reductions of $3.2 million granted to our customers between 2005 and 2006; and

- The 15% devaluation of the USD versus the Brazilian real when comparing 2006 to 2005 negatively impacted our gross profit percentage because a significant portion of our sales are invoiced in USD, but our costs are almost exclusively incurred in Brazilian reais.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.9 million to $13.8 million, or 7.1% of sales, in 2006 from $10.8 million, or 6.1% of sales, in 2005 due primarily to the following factors:

- The 2006 results include $1.9 million in incremental expenses for our new facilities in Boston, Massachusetts, Kitchener, Ontario, Kammiena Gora, Poland and Wuxi, China;

- European severance and professional fees expenses incurred in connection with the implementation of cost improvement initiatives were $0.5 million during 2006 and no such charges were recorded in 2005; and

- The 2006 results reflect $0.3 million in compensation costs related to share-based payment transactions required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," recognized in our financial statements beginning January 1, 2006.

Interest Expense, Net

Net interest expense increased $3.4 million to $15.6 million in 2006 from $12.2 million in 2005. Our 2006 interest expense reflects increased debt levels since 2005. In addition, interest rates incurred on borrowings under our senior credit facility averaged 474 basis points more in 2006 when compared to 2005.

Other Expense, Net

Net other expense increased $1.3 million to $2.6 million in 2006 from $1.3 million in 2005. Our 2006 other expense reflects a $0.6 million increase in losses on the disposal of fixed assets in Europe as compared to 2005.

Tax Provision

In 2006, we recorded an income tax benefit of $2.1 million. This amount is less than the benefit that would have been recorded at the United States Federal statutory rate of 35% due to the following factors:

- The goodwill impairment charge is not deductible for income tax purposes, and therefore no offsetting tax benefit has been recorded; and

- Our ability to record an income tax benefit was limited by our ability to realize this benefit through either a net operating loss carryback or the elimination of tax liabilities that arise in the future (offset to a deferred tax liability).

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses like working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. In addition, we filed a formal social plan in July 2006 to effect permanent reductions in our French workforce, and as a result, we will likely incur significant severance-related costs throughout 2007. The magnitude of such costs will be negotiated during the implementation of the social plan. Capital expenditures for calendar year 2006 are expected to be $24.5 million, of which $14.1 million was spent in the six months ended June 30, 2006.

Our principal sources of cash to fund short- and long-term liquidity needs consist of cash generated by operations and borrowings under our revolving credit facilities. Our European segment experienced unfavorable operating results during the three and six months ended June 30, 2006, primarily as a result of cost overruns on three product launches, lower production volumes on key profitable programs, excessive labor costs and increased customer pricing pressure. Cost reduction initiatives such as headcount reductions (including reductions in connection with the formal social plan referenced above), reductions in salaries of employees, dispositions and manufacturing efficiency initiatives are underway or planned to address these negative developments.

Our senior credit facilities contain financial covenants based on first lien and senior leverage ratios and our second lien credit facility contain a financial covenant based on a senior leverage ratio. The financial covenants under both our senior credit facilities and second lien credit facility are tested at each calendar quarter-end. We were in compliance with all of the covenants in our senior credit facilities and second lien credit facility as of June 30, 2006. Based on current projections, if we are unsuccessful in fully implementing the cost improvement initiatives outlined above, we may be unable to maintain compliance with the financial covenants in our senior credit facilities and second lien credit facility as early as the quarter ending September 30, 2006.

If we are unable to maintain compliance with the financial covenants in our senior credit facilities and/or second lien credit facility, the senior and/or second lien lenders have the ability to exercise all of their remedies upon an event of default, including requiring the amounts outstanding under the senior credit facilities and/or the second lien credit facility to become due. If the amounts outstanding under the senior credit facilities and second-lien credit facility were to become due and we failed to pay such amounts, we could trigger cross-default provisions in the indenture applicable to our senior subordinated notes.

In the event that we are unable to maintain compliance with the covenants in our senior credit facilities and/or second lien credit facility, we will seek to engage in discussions with our senior and second lien lenders to further amend our senior credit facilities and second lien credit facility to provide covenant relief; however we cannot assure you that we will be successful in doing so. If these discussions were unsuccessful, we would explore a variety of other options, including but not limited to attempting to secure other sources of capital for our operations and other strategic alternatives for preserving the value of the Company.

In addition, if we are not in compliance with the financial covenants under our senior credit facilities and second lien credit facility, our revolving credit facilities would no longer be available to us to fund our operations without the consent of our senior lenders. During the first six months of 2006, we borrowed $17.2 million under our revolving credit facilities to partially fund our liquidity needs as cash generated from operations was insufficient to meet our requirements. In the event our revolving credit facilities are unavailable to us, we may be unable to meet our liquidity needs from cash currently on hand and cash flow generated from operations in the quarter ending December 31, 2006. While we would seek to obtain additional sources of liquidity, if our revolving credit facilities were unavailable to us, covenants contained in our senior credit facilities, second lien credit facility and the indenture governing our senior subordinated notes may significantly constrain our ability to incur additional indebtedness.

Six Months Ended June 30, 2006

Cash used in operating activities of $7.9 million in 2006 reflects net income excluding non-cash and other reconciling items of $2.0 million and an increase in net working capital of $9.9 million from December 31, 2005 to June 30, 2006 due primarily to an increase in accounts receivable of $8.1 million. Sales in all operating segments were higher during the latter part of the second quarter of 2006 than the latter part of the fourth quarter of 2005. In addition, payment terms from a number of our European and South American customers lengthened in the second quarter of 2006 relative to the fourth quarter of 2005. Finally, factored European accounts receivable decreased $0.3 million from December 31, 2005 to June 30, 2006.

Cash used in investing activities of $24.0 million in 2006 principally consisted of $14.1 million for the purchase of production equipment and $7.2 million for business acquisitions as described above and $2.6 million in deposits paid of equipment expected to be subject to operating leases. Once such lease agreements are executed, these deposit payments are expected to be refunded.

Cash provided by financing activities of $19.6 million in 2006 mainly consisted of $21.8 million in net borrowings under lines of credit partially offset by $1.8 million in scheduled principal payments on our indebtedness.

FOREIGN OPERATIONS

During the three months ended June 30, 2006, our operations located in the United States exported $4.2 million of product to customers located in foreign countries, and our foreign operations shipped $55.8 million of product to customers from their facilities. During the six months ended June 30, 2006, our operations located in the United States exported $8.4 million of product to customers located in foreign countries, and our foreign operations shipped $112.0 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we applied the SFAS No. 123(R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost subsequent to January 1, 2006 was measured based on the grant date fair value of the equity or liability instruments issued and is recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We recognized stock based compensation expense of $0.2 million in the three months ended June 30, 2006 and $0.3 million in the six months ended June 30, 2006.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation.

CRITICAL ACCOUNTING POLICIES

No material changes have been made to our critical accounting policies during 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

FOREIGN CURRENCY EXCHANGE RATES

We have in the past and may in the future manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2005 or June 30, 2006.

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

Our consolidated net assets as of June 30, 2006 include amounts based in foreign countries and were translated into USD at the exchange rates in effect at that date. Accordingly, our consolidated net assets will fluctuate depending on the exchange rates between the USD and the functional currencies of our foreign operations as a result of currency translation adjustments.

INTEREST RATES

We are exposed to interest rate risk on a portion of our outstanding indebtedness. Our senior credit facilities and our second lien credit facility bear interest at variable rates. Effective April 1, 2006, through the purchase of an interest rate swap contract, we fixed the interest rate on $50.0 million of our variable-interest-rate indebtedness at London Interbank Offered Rate (LIBOR) of 5.14% for five years. There is no swap contract relating to the remaining $120.0 million of our variable interest rate indebtedness.

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

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number    Description
-------   ---------------------------------------------------------------------
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

                                         AUTOCAM CORPORATION

Date: August 14, 2006                         /s/ John C. Kennedy
                                         ------------------------------------
                                                 John C. Kennedy
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive
                                                 Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------
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