Form 10-Q
period 2006-09-30
AUTOCAM CORP/MI
filed 2006-11-14
CIK 879235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ___________ to ___________

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

            Class                               Outstanding at November 10, 2006
COMMON STOCK, $.01 PAR VALUE                               100 SHARES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                              2
         Condensed Consolidated Statements of Operations and
            Comprehensive Loss                                              3
         Condensed Consolidated Statements of Cash Flows                    4
         Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        28

Item 4.  Controls and Procedures                                           29

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 29

Item 1A. Risk Factors                                                      29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       29

Item 3.  Defaults Upon Senior Securities                                   29

Item 4.  Submission of Matters to a Vote of Security Holders               29

Item 5.  Other Information                                                 29

Item 6.  Exhibits                                                          30

Signatures                                                                 31

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

- our ability to negotiate with our creditors should we not be able to make payments due to them;

-    the cyclical nature of the automotive industry;

-    performance of our business and future operating results;

- general business and economic conditions, particularly an economic downturn; and

- the factors discussed in our Form 10-K for the fiscal year ended December 31, 2005 in the section titled "Risk Factors."

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   DECEMBER 31,   SEPTEMBER 30,
Amounts in thousands, except share information         2005            2006
----------------------------------------------     ------------   -------------
Assets
Current assets:
Cash and equivalents                                 $ 14,733        $   1,820
Accounts receivable, net of allowances of $627
   and $731, respectively                              46,989           56,504
Inventories                                            40,927           47,175
Prepaid expenses and other current assets               5,249            6,114
                                                     --------        ---------
Total current assets                                  107,898          111,613
Property, plant and equipment, net                    163,059          179,662
Goodwill                                              224,024          134,693
Deferred taxes                                         17,431           17,575
Other long-term assets                                 19,351           27,543
                                                     --------        ---------
Total Assets                                         $531,763        $ 471,086
                                                     ========        =========
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations          $  8,582        $  10,690
Accounts payable                                       46,014           49,252
Accrued liabilities:
   Compensation                                        15,325           18,548
   Other                                                1,989            8,316
                                                     --------        ---------
Total current liabilities                              71,910           86,806
                                                     --------        ---------
Long-term obligations, net of current maturities      282,659          309,143
Deferred taxes                                         42,696           42,123
Other long-term liabilities                             7,893            6,917

Shareholders' equity:
Common stock - $.01 par value; 100 shares
   authorized, issued and outstanding as of
   December 31, 2005 and September 30, 2006
Additional paid-in capital                            162,140          162,610
Accumulated other comprehensive income                  4,098           13,754
Accumulated deficit                                   (39,633)        (150,267)
                                                     --------        ---------
Total shareholders' equity                            126,605           26,097
                                                     --------        ---------
Total Liabilities and Shareholders' Equity           $531,763        $ 471,086
                                                     ========        =========

            See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                 --------------------   ----------------------
Amounts in thousands                                2005       2006        2005        2006
--------------------                             ---------   --------   ---------   ----------
Sales                                            $  85,416   $ 88,360   $ 261,757   $  282,902
Cost of sales                                       76,965     80,451     228,190      253,899
Goodwill impairment                                 33,000                 33,000       96,801
                                                 ---------   --------   ---------   ----------
Gross profit (loss)                                (24,549)     7,909         567      (67,798)
Selling, general and administrative expenses         4,768      6,021      15,591       19,788
                                                 ---------   --------   ---------   ----------
Income (loss) from operations                      (29,317)     1,888     (15,024)     (87,586)
Interest expense, net                                6,329      8,778      18,524       24,394
Other expenses, net                                    800        803       1,971        2,782
                                                 ---------   --------   ---------   ----------
Loss before tax provision                          (36,446)    (7,693)    (35,519)    (114,762)
Tax provision                                         (832)    (2,256)       (646)      (4,369)
Equity in loss of joint venture                                   117                      241
                                                 ---------   --------   ---------   ----------
Net Loss                                          ($35,614)   ($5,554)   ($34,873)   ($110,634)
                                                 =========   ========   =========   ==========
Statements of Comprehensive Loss:
Net loss                                          ($35,614)   ($5,554)   ($34,873)   ($110,634)
Other comprehensive income (losses):
Foreign currency translation adjustments             1,276        362     (12,140)       9,853
Net interest rate agreement losses, net of tax                   (696)                    (197)
                                                 ---------   --------   ---------   ----------
Comprehensive Loss                                ($34,338)   ($5,888)   ($47,013)   ($100,978)
                                                 =========   ========   =========   ==========

            See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
Amounts in thousands                                        2005       2006
--------------------                                      --------   --------
Net cash provided by (used in) operating activities       $ 12,223    ($1,672)

Cash flows from investing activities:
Expenditures for property, plant and equipment             (13,450)   (24,177)
Acquisitions, net of cash                                   (9,919)    (8,794)
Other                                                       (1,513)       280
                                                          --------   --------
Net cash used in investing activities                      (24,882)   (32,691)
                                                          --------   --------
Cash flows from financing activities:
Borrowings on lines of credit, net                           7,430     24,438
Shareholder contributions                                   10,028
Principal payments of long-term obligations                 (5,119)    (2,800)
Other                                                         (579)      (160)
                                                          --------   --------
Net cash provided by financing activities                   11,760     21,478
                                                          --------   --------
Effect of exchange rate changes on cash and equivalents         63        (28)
                                                          --------   --------
Decreases in cash and equivalents                             (836)   (12,913)
Cash and equivalents at beginning of period                  2,117     14,733
                                                          --------   --------
Cash and Equivalents at End of Period                     $  1,281   $  1,820
                                                          ========   ========

            See notes to condensed consolidated financial statements.

                      TITAN HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

Assets Held For Sale -- Included within Prepaid Expenses and Other Current Assets as of September 30, 2006 is $1,153 of real property located in France that is being held for sale.

Goodwill -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate for indicators of impairment the carrying value of our goodwill at least on an annual basis and on an interim basis if indicators of potential impairment arise between annual evaluations. Our European segment experienced unfavorable operating results during the first half of 2006, primarily as a result of cost overruns on three product launches, lower production volumes on key profitable programs, excessive labor costs and increased customer pricing pressure. Based on these interim indicators, we completed an interim assessment of the carrying amount of goodwill in our European reporting unit in accordance with SFAS No. 142 during the quarter ended June 30, 2006. The assessment of the carrying amount of our European reporting unit's goodwill indicated that impairment had occurred, and as a result we recorded against our second quarter 2006 results a goodwill impairment loss of $96,801. The fair value of the reporting unit was estimated using a discounted cash flow valuation model. This charge does not result in current or future cash expenditures. There was no goodwill impairment recorded during our third quarter of 2006. We will perform an assessment of the carrying amount of goodwill in our other reporting units in conjunction with our annual assessment in accordance with SFAS No. 142.

Set forth below is a summary of the changes in our goodwill balances by segment in 2006:

                                  NORTH               SOUTH
                                 AMERICA    EUROPE   AMERICA     TOTAL
                                --------   -------   -------   --------
Balance at January 1, 2006      $121,814   $90,273   $11,937   $224,024
Acquisition activity                  57                             57
Impairment charge                          (96,801)             (96,801)
Translation and other                        6,528       885      7,413
                                --------             -------   --------
Balance at September 30, 2006   $121,871             $12,822   $134,693
                                ========             =======   ========

Stock-based compensation -- On January 1, 2006, we applied Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost subsequent to January 1, 2006 was measured based on the grant date fair value of the equity or liability instruments issued and is recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We recognized stock based compensation expense of $156 for the three months ended September 30, 2006 and $470 in the nine months ended September 30, 2006. Had stock-based employee compensation cost of our stock option plans been treated consistent with the provisions of SFAS No. 123(R) prior to January 1, 2006, our net income would have changed to the pro forma amounts set forth below:

                                                    THREE MONTHS    NINE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                        2005            2005
                                                   -------------   -------------
As reported                                          ($35,614)       ($34,873)
Compensation expense, net of related tax effects         (100)           (300)
                                                     --------        --------
Pro forma                                            ($35,714)       ($35,173)
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

Pension Plans -- We sponsor defined benefit pension plans for substantially all employees of our French subsidiaries. Set forth below are the components of net periodic benefit cost for the plans of our French subsidiaries, Frank & Pignard, SA, ("F&P") and Bouverat Industries, SA ("Bouverat"):

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------------------------------
                                           2005                       2006
                                 ------------------------   ------------------------
                                 F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                 --------   -------------   --------   -------------
Service and interest costs          $37          $29           $79           $5
Expected return on plan assets                    (8)                        (6)
                                    ---          ---           ---          ---
Net periodic benefit cost           $37          $21           $79          ($1)
                                    ===          ===           ===          ===

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------------------------------
                                           2005                       2006
                                 ------------------------   ------------------------
                                 F&P PLAN   BOUVERAT PLAN   F&P PLAN   BOUVERAT PLAN
                                 --------   -------------   --------   -------------
Service and interest costs         $111          $ 87         $237          $ 14
Expected return on plan assets                    (24)                       (18)
                                   ----          ----         ----          ----
Net periodic benefit cost          $111          $ 63         $237           ($4)
                                   ====          ====         ====          ====

Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. We are assessing the potential impact on our consolidated financial statements of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available and the deferred tax assets are assessed for realizability, but we do not expect the implementation of this standard to have a material impact on our financial results.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Quantifying Financial Misstatements," which expresses views regarding the process of quantifying financial statement misstatements and will require us to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements for the first fiscal year ending after November 15, 2006. We do not expect this guidance to have a material effect on our financial condition and results of operations.

2. INVENTORIES

Set forth below are the components of Inventories:

                      DECEMBER 31,   SEPTEMBER 30,
                          2005            2006
                      ------------   -------------
Raw materials            $12,657        $13,136
Production supplies        7,512         10,327
Work in-process           14,916         17,790
Finished goods             5,842          5,922
                         -------        -------
Total Inventories        $40,927        $47,175
                         =======        =======

3. PROPERTY, PLANT AND EQUIPMENT, NET

Set forth below are the components of Property, Plant and Equipment, Net:

                                           DECEMBER 31,   SEPTEMBER 30,
                                               2005            2006
                                           ------------   -------------
Buildings and land                           $ 10,156        $ 11,065
Machinery and equipment                       160,631         189,190
Furniture and fixtures                         11,402          12,598
                                             --------        --------
Total                                         182,189         212,853
Accumulated depreciation                      (19,130)        (33,191)
                                             --------        --------
Total Property, Plant and Equipment, Net     $163,059        $179,662
                                             ========        ========

4. LONG-TERM OBLIGATIONS

Set forth below are the components of Long-Term Obligations (percentages represent interest rates as of September 30, 2006):

                                                          DECEMBER 31,   SEPTEMBER 30,
                                                              2005            2006
                                                          ------------   -------------
Senior credit facility:
   U.S. dollar term note, 8.875-9.125%                      $ 19,988        $ 19,988
   Eurocurrency term note, 7.376%                             42,532          45,644
   Multi-currency revolving line of credit, 8.87-10.75%                       14,260
   Eurocurrency revolving line of credit, 6.742-6.876%                         8,862
Second lien term note:
   U.S. dollar-denominated portion, 13.875%                   60,023          60,708
   Euro-denominated portion, 12.938%                          14,951          16,225
Senior subordinated notes, 10.875%                           137,355         137,588
Other                                                         16,392          16,558
                                                            --------        --------
Total long-term obligations                                  291,241         319,833
Current portion                                               (8,582)        (10,690)
                                                            --------        --------
Long-term portion                                           $282,659        $309,143
                                                            ========        ========

In connection with the Merger, Titan and certain, but not all, of the subsidiaries of Autocam fully and unconditionally guaranteed the senior subordinated notes.

We manage interest rate risk on a portion of our variable interest rate indebtedness through the use of an interest rate swap, which fixed the interest rate on $50,000 of such indebtedness at London Interbank Offered Rate (LIBOR) of 5.14% for five years. Based on the fair market value of the interest rate swap as of September 30, 2006, we recorded a loss of $696 (net of related income tax of $359) for the three months ended September 30, 2006 and a loss of $197 (net of related income tax of $101) for the nine months ended September 30, 2006 in Accumulated Other Comprehensive Income on our Condensed Consolidated Balance Sheets and recognized a derivative instrument liability of $298, which is reflected in Other Long-Term Liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2006.

As of September 30 2006, we borrowed $23,122 under our revolving credit facilities to fund our liquidity needs as cash generated from operations was insufficient to meet our requirements. We had $17,261 of remaining availability under our revolving credit facilities at September 30, 2006, and our senior credit facilities permit us to factor without recourse an additional $9,507 of trade receivables. Subsequent to September 30, 2006, we borrowed $15,784 of funds available under our revolving credit facilities, and as of November 13, 2006, we had cash holdings of $13,113. As there is $1,244 of remaining borrowing availability under our revolving credit facilities as of November 13, 2006, our short-term liquidity needs must be met primarily from cash on hand and cash generated from operations, and these sources could be insufficient to meet our debt service and day-to-day operating expenses during the fourth quarter. There are interest payments due on our senior subordinated notes on December 15, 2006 and on the senior credit facilities and second lien credit facility on December 29, 2006. Failure to make these payments within the applicable 30-day grace period in the case of the senior subordinated notes and the applicable 5-day grace period under the senior credit facilities and second lien credit facility would constitute events of default under these notes and credit facilities.

Our senior credit facilities and second lien credit facility contain financial covenants that are tested at each calendar quarter-end. We were in compliance with all of the financial covenants in our senior credit facilities and second lien credit facility as of September 30, 2006. However, based on current projections, we believe it is unlikely we will be in compliance with the financial covenants in our senior credit facilities and second lien credit facility as of December 31, 2006.

We are exploring a variety of options to improve our near-term liquidity, including, but not limited to, reducing our investment in working capital, selling idle equipment and potentially securing other sources of capital for our operations. We intend to engage in discussions with our senior and second lien lenders to seek to further amend our senior credit facilities and our second lien credit facility to provide for covenant relief. We also intend to engage in restructuring discussions with holders of our senior subordinated notes. We cannot assure you that we will be successful in reaching agreements with our lenders or in accomplishing the initiatives described above. If we are not successful, upon an event of default, the senior and second lien lenders will have the ability to exercise all of their rights, including requiring the amounts outstanding under the senior credit facilities and the second lien credit facility to become due and payable. In that event, all of our indebtedness under our credit facilities would be required to be reclassified as current liabilities on our balance sheet. In sum, we continue to evaluate our options, including the possibility of implementing a restructuring or reorganizing pursuant to applicable law.

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

Subsequent to the issuance of the consolidated financial statements for the three and nine months ended September 30, 2005, we determined that the previously presented condensed combining financial data for the three and nine months ended September 30, 2005 did not reflect the investment in subsidiaries of Titan and Autocam under the equity method for purposes of the supplemental combining presentation. The current presentation has been restated to reflect all investments in subsidiaries under the equity method. Net income (losses) of the subsidiaries accounted for under the equity method are therefore reflected in their parents' investment accounts. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not effect our consolidated financial position or consolidated results of operations, nor did the changes adversely impact our compliance with debt covenants or ratios.

Set forth below are schedules that reconcile the amounts as previously reported in our condensed combining statements of operations for the three and nine months ended September 30, 2005 to the corresponding restated amounts.

                                          TITAN (PARENT                  SUBSIDIARIES
                                             COMPANY               ------------------------
                                              ONLY)       AUTOCAM  GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
                                          -------------  --------  ---------  -------------  ------------  ---------
THREE MONTHS ENDED SEPTEMBER 30, 2005:
Net income (loss) as previously reported                 ($1,351)    $  892     ($35,155)                  ($35,614)
Net income (loss) as restated               ($35,614)    (35,614)       892      (35,155)       $69,877     (35,614)

NINE MONTHS ENDED SEPTEMBER 30, 2005:
Net income (loss) as previously reported        ($10)    ($3,539)    $2,465     ($33,789)                  ($34,873)
Net income (loss) as restated                (34,873)    (34,863)     2,465      (33,789)       $66,187     (34,873)

Information regarding the guarantors and non-guarantors are as follows:

COMBINING STATEMENT OF                    TITAN (PARENT                   SUBSIDIARIES
OPERATIONS (RESTATED)                        COMPANY                ------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2005         ONLY)       AUTOCAM   GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
-------------------------------------     -------------  ---------  ---------  -------------  ------------  ---------
Sales                                                    $  34,058    $8,559     $ 45,094        ($2,295)   $  85,416
Cost of sales                                               29,431     6,328       43,501         (2,295)      76,965
Goodwill impairment                                                                33,000                      33,000
                                                         ---------    ------     --------       --------    ---------
Gross profit (loss)                                          4,627     2,231      (31,407)                    (24,549)
Selling, general and administrative
   expenses                                                  1,774       510        2,484                       4,768
                                                         ---------    ------     --------                   ---------
Income (loss) from operations                                2,853     1,721      (33,891)                    (29,317)
Interest expense, net                                        4,163       380        1,786                       6,329
Other expense, net                                             394                    406                         800
                                                         ---------    ------     --------                   ---------
Income (loss) before tax provision                          (1,704)    1,341      (36,083)                    (36,446)
Tax provision                                                 (353)      449         (928)                       (832)
Equity in net loss of subsidiaries           $35,614        34,263                               (69,877)
                                            --------     ---------    ------     --------       --------    ---------
Net Income (Loss)                           ($35,614)     ($35,614)   $  892     ($35,155)      $ 69,877     ($35,614)
                                            ========     =========    ======     ========       ========    =========

                                          TITAN (PARENT                  SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS            COMPANY               ------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2006         ONLY)       AUTOCAM  GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
-------------------------------------     -------------  --------  ---------  -------------  ------------  ---------
Sales                                                    $ 31,490   $12,613      $ 48,071      ($3,814)    $ 88,360
Cost of sales                                              26,290    10,351        47,624       (3,814)      80,451
                                                         --------   -------      --------      -------     --------
Gross profit                                                5,200     2,262           447                     7,909
Selling, general and administrative
   expenses                                                 1,528       763         3,730                     6,021
                                                         --------   -------      --------                  --------
Income (loss) from operations                               3,672     1,499        (3,283)                    1,888
Interest expense, net                                       5,102       505         3,171                     8,778
Other expense, net                                            381                     422                       803
                                                         --------   -------      --------                  --------
Income (loss) before tax provision                         (1,811)      994        (6,876)                   (7,693)
Tax provision                                                (352)      298        (2,202)                   (2,256)
Equity in loss of joint venture                               117                                               117
Equity in net loss of subsidiaries           $  5,554       3,978                               (9,532)
                                             --------    --------   -------      ---------     -------     --------
Net Income (Loss)                             ($5,554)    ($5,554)  $   696       ($4,674)     $ 9,532      ($5,554)
                                             ========    ========   =======      =========     =======     ========

COMBINING                                 TITAN (PARENT                   SUBSIDIARIES
STATEMENT OF OPERATIONS (RESTATED)           COMPANY                ------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2005          ONLY)       AUTOCAM   GUARANTOR  NON-GUARANTOR  ELIMINATIONS   COMBINED
-------------------------------------     -------------  ---------  ---------  -------------  ------------  ---------
Sales                                                    $  99,387   $19,853     $ 150,223      ($7,706)    $ 261,757
Cost of sales                                               85,520    14,111       136,265       (7,706)      228,190
Goodwill impairment                                                                 33,000                     33,000
                                                         ---------   -------     ---------     ---------    ---------
Gross profit (loss)                                         13,867     5,742       (19,042)                       567
Selling, general and administrative
   expenses                                                  5,450     1,245         8,896                     15,591
                                                         ---------   -------     ---------                  ---------
Income (loss) from operations                                8,417     4,497       (27,938)                   (15,024)
Interest expense, net                                       12,405       757         5,362                     18,524
Other expense, net                          $      15        1,080                     876                      1,971
                                            ---------    ---------   -------     ---------                  ---------
Income (loss) before tax provision                (15)      (5,068)    3,740       (34,176)                   (35,519)
Tax provision                                      (5)      (1,529)    1,275          (387)                      (646)
Equity in net loss of subsidiaries             34,863       31,324                              (66,187)
                                            ---------    ---------   -------     ---------     ---------    ---------
Net Income (Loss)                            ($34,873)    ($34,863)  $ 2,465      ($33,789)    $ 66,187      ($34,873)
                                            =========    =========   =======     =========     =========    =========

                                                  TITAN
                                                 (PARENT                        SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS                COMPANY                 -------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2006              ONLY)       AUTOCAM    GUARANTOR   NON-GUARANTOR   ELIMINATIONS    COMBINED
------------------------------------           ----------   ----------   ---------   -------------   ------------   ----------
Sales                                                       $  108,893    $33,894     $  151,468        ($11,353)   $  282,902
Cost of sales                                                   93,537     26,023        145,692         (11,353)      253,899
Goodwill impairment                                                                       96,801                        96,801
                                                            ----------    -------     ----------       ---------    ----------
Gross profit (loss)                                             15,356      7,871        (91,025)                      (67,798)
Selling, general and administrative expenses                     5,422      2,326         12,040                        19,788
                                                            ----------    -------     ----------                    ----------
Income (loss) from operations                                    9,934      5,545       (103,065)                      (87,586)
Interest expense, net                                           14,942      1,324          8,128                        24,394
Other expense, net                                               1,308                     1,474                         2,782
                                                            ----------    -------     ----------                    ----------
Income (loss) before tax provision                              (6,316)     4,221       (112,667)                     (114,762)
Tax provision                                                   (1,451)     1,400         (4,318)                       (4,369)
Equity in loss of joint venture                                    241                                                     241
Equity in net loss of subsidiaries             $  110,634      105,528                                  (216,162)
                                               ----------   ----------    -------     ----------       ---------    ----------
Net Income (Loss)                               ($110,634)   ($110,634)   $ 2,821      ($108,349)      $ 216,162     ($110,634)
                                               ==========   ==========    =======     ==========       =========    ==========

                                                 TITAN
CONDENSED COMBINING STATEMENT                   (PARENT                       SUBSIDIARIES
OF CASH FLOWS                                   COMPANY                -------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2005             ONLY)      AUTOCAM    GUARANTOR   NON-GUARANTOR   COMBINED
------------------------------------           ---------   ---------   ---------   -------------   --------
Net cash provided by (used in) operating
   activities                                      ($15)      ($860)      ($440)      $13,538      $ 12,223
Expenditures for property, plant and
   equipment                                                 (4,570)       (165)       (8,715)      (13,450)
Acquisitions, net of cash                                       (17)     (9,902)                     (9,919)
Borrowings (repayments) on lines of credit,
   net                                                        8,000                      (570)        7,430
Cash flows to (from) affiliates                 (10,013)       (719)     10,732
Principal payments of long-term obligations                    (276)                   (4,843)       (5,119)
Shareholder contributions                        10,028                                              10,028
Other                                                        (1,789)        (32)         (208)       (2,029)
                                                            -------     -------       -------      --------
Net increase (decrease) in cash and
   equivalents                                                 (231)        193          (798)         (836)
Cash and equivalents at beginning of period                   1,087           2         1,028         2,117
                                                            -------     -------       -------      --------
Cash and Equivalents at End of Period                       $   856     $   195       $   230      $  1,281
                                                            =======     =======       =======      ========

                                                   TITAN
CONDENSED COMBINING STATEMENT                     (PARENT                       SUBSIDIARIES
OF CASH FLOWS                                     COMPANY                -------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2006               ONLY)      AUTOCAM    GUARANTOR   NON-GUARANTOR   COMBINED
------------------------------------             ---------   ---------   ---------   -------------   --------
Net cash provided by (used in) operating
   activities                                                   ($227)    $ 1,828       ($3,273)      ($1,672)
Expenditures for property, plant and equipment                 (7,003)     (2,270)      (14,904)      (24,177)
Acquisitions, net of cash                                      (8,653)                     (141)       (8,794)
Borrowings on lines of credit, net                             14,260                    10,178        24,438
Cash flows from (to) affiliates                               (10,738)        455        10,362            79
Principal payments of long-term obligations                                              (2,800)       (2,800)
Other                                                            (469)        (22)          504            13
                                                             --------     -------      --------      --------
Net decrease in cash and equivalents                          (12,830)         (9)          (74)      (12,913)
Cash and equivalents at beginning of period                    13,265          14         1,454        14,733
                                                             --------     -------      --------      --------
Cash and Equivalents at End of Period                        $    435     $     5      $  1,380      $  1,820
                                                             ========     =======      ========      ========

                                                                                     SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET                  TITAN (PARENT              -------------------------
DECEMBER 31, 2005                                  COMPANY ONLY)    AUTOCAM   GUARANTOR   NON-GUARANTOR   ELIMINATIONS   COMBINED
---------------------------------                  -------------   --------   ---------   -------------   ------------   --------
Assets
Current assets:
Cash and equivalents                                               $ 13,264   $     15      $   1,454                    $ 14,733
Accounts receivable, net                                             18,693      2,426         28,896        ($3,026)      46,989
Inventories                                                          11,709      3,954         24,009          1,255       40,927
Prepaid expenses and other current assets                             1,428        393          3,428                       5,249
                                                                   --------   --------      ---------       --------     --------
Total current assets                                                 45,094      6,788         57,787         (1,771)     107,898

Property, plant and equipment, net                                   31,933      7,745        122,616            765      163,059
Goodwill                                             $116,507           135      5,242        102,210            (70)     224,024
Investments in affiliates                               5,969       121,200    (13,479)      (181,817)        68,683          556
Deferred taxes                                                       15,457                     1,974                      17,431
Other long-term assets                                               12,659        254          5,010            872       18,795
                                                     --------      --------   --------      ---------       --------     --------
Total assets                                         $122,476      $226,478   $  6,550      $ 107,780       $ 68,479     $531,763
                                                     ========      ========   ========      =========       ========     ========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                                   $     44      $   8,538                    $  8,582
Accounts payable                                                   $ 12,213        731         34,104        ($1,034)      46,014
Accrued liabilities                                      ($19)        3,564        970         12,784             15       17,314
                                                     --------      --------   --------      ---------       --------     --------
Total current liabilities                                 (19)       15,777      1,745         55,426         (1,019)      71,910
                                                     --------      --------   --------      ---------       --------     --------

Long-term obligations, net of current maturities                    232,316        165         50,178                     282,659
Deferred taxes and other                                             18,546        668         31,375                      50,589

Shareholders' equity (deficit):
Capital stock                                         162,140                                                             162,140
Accumulated other comprehensive income                                 (564)                    4,662                       4,098
Retained earnings (accumulated deficit)               (39,645)      (39,597)     3,972        (33,861)        69,498      (39,633)
                                                     --------      --------   --------      ---------       --------     --------
Total shareholders' equity (deficit)                  122,495       (40,161)     3,972        (29,199)        69,498      126,605
                                                     --------      --------   --------      ---------       --------     --------
Total liabilities and shareholders' equity
   (deficit)                                         $122,476      $226,478   $  6,550      $ 107,780       $ 68,479     $531,763
                                                     ========      ========   ========      =========       ========     ========

                                                                                      SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEET                  TITAN (PARENT               -------------------------
SEPTEMBER 30, 2006                                 COMPANY ONLY)    AUTOCAM    GUARANTOR   NON-GUARANTOR   ELIMINATIONS    COMBINED
---------------------------------                  -------------   ---------   ---------   -------------   ------------   ---------
Assets
Current assets:
Cash and equivalents                                               $     435   $      5      $   1,380                    $   1,820
Accounts receivable, net                                              24,937      2,546         35,327        ($6,306)       56,504
Inventories                                                           12,318      5,827         27,430          1,600        47,175
Prepaid expenses and other current assets                              1,830        281          4,003                        6,114
                                                                   ---------   --------      ---------       --------     ---------
Total current assets                                                  39,520      8,659         68,140         (4,706)      111,613

Property, plant and equipment, net                                    35,029     13,359        127,809          3,465       179,662
Goodwill                                             $ 116,437                    5,434         12,822                      134,693
Investments in affiliates                             (104,576)       38,302    (18,994)      (194,774)       281,549         1,507
Deferred taxes                                                        15,457                     2,118                       17,575
Other long-term assets                                                12,930        758         12,348                       26,036
                                                     ---------     ---------   --------      ---------       --------     ---------
Total assets                                         $  11,861     $ 141,238   $  9,216      $  28,463       $280,308     $ 471,086
                                                     =========     =========   ========      =========       ========     =========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term obligations                                    $     55      $  10,635                    $  10,690
Accounts payable                                                   $  15,448      1,552         37,604        ($5,352)       49,252
Accrued liabilities                                                    7,429        618         18,817                       26,864
                                                                   ---------   --------      ---------       --------     ---------
Total current liabilities                                             22,877      2,225         67,056         (5,352)       86,806
                                                                   ---------   --------      ---------       --------     ---------

Long-term obligations, net of current maturities                     248,769        147         60,227                      309,143
Deferred taxes and other                                              18,321         51         30,668                       49,040

Shareholders' equity (deficit):
Capital stock                                        $ 162,140           470                                                162,610
Accumulated other comprehensive income                                 1,037                    12,717                       13,754
Retained earnings (accumulated deficit)               (150,279)     (150,236)     6,793       (142,205)       285,660      (150,267)
                                                     ---------     ---------   --------      ---------       --------     ---------
Total shareholders' equity (deficit)                    11,861      (148,729)     6,793       (129,488)       285,660        26,097
                                                     ---------     ---------   --------      ---------       --------     ---------
Total liabilities and shareholders' equity
   (deficit)                                         $  11,861     $ 141,238   $  9,216      $  28,463       $280,308     $ 471,086
                                                     =========     =========   ========      =========       ========     =========

6.   BUSINESS SEGMENT INFORMATION

We have four operating segments: North America, Europe, South America and Asia. The North American segment provides precision-machined components to the transportation and medical devices industries, while the European, South American and Asian segments provide precision-machined components primarily to the transportation industry. We have assigned specific business units to a segment based on their geographical location. Each of our segments is individually managed and have separate financial results reviewed by our chief executive and operating decision-makers. These results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. We evaluate segment performance primarily based on income from operations and the efficient use of assets. The totals set forth below are inclusive of all adjustments needed to reconcile to the data provided in the Consolidated Financial Statements and related notes for the three and nine months ended September 30, 2005 and 2006 and as of December 31, 2005 and September 30, 2006:

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                         --------------------   ----------------------
                                                            2005       2006        2005        2006
                                                         ---------   --------   ---------   ----------
Sales to Unaffiliated Customers from Company
   Facilities Located in:
North America                                            $  42,172   $ 43,227   $ 117,929   $  141,130
Europe                                                      35,615     34,756     120,802      115,529
South America                                                7,629     10,195      23,026       25,996
Asia                                                                      182                      247
                                                         ---------   --------   ---------   ----------
Total                                                    $  85,416   $ 88,360   $ 261,757   $  282,902
                                                         =========   ========   =========   ==========
Net Income (Loss) of Company Facilities Located in:
North America                                                ($459)     ($880)    ($1,086)     ($2,285)
Europe                                                     (35,800)    (5,180)    (36,220)    (108,971)
South America                                                  645        561       2,433          976
Asia                                                                      (55)                    (354)
                                                         ---------   --------   ---------   ----------
Total                                                     ($35,614)   ($5,554)   ($34,873)   ($110,634)
                                                         =========   ========   =========   ==========
Depreciation and Amortization on Assets Located in:
North America                                            $   1,411   $  1,796   $   3,870   $    5,269
Europe                                                       2,707      3,023       8,347        8,760
South America                                                  327        438         889        1,258
Asia                                                                       23                       41
                                                         ---------   --------   ---------   ----------
Total                                                    $   4,445   $  5,280   $  13,106   $   15,328
                                                         =========   ========   =========   ==========
Net Interest Expense of Company Facilities Located in:
North America                                            $   4,543   $  5,607   $  13,162   $   16,266
Europe                                                       1,648      3,064       4,942        7,777
South America                                                  138        109         420          358
Asia                                                                       (2)                      (7)
                                                         ---------   --------   ---------   ----------
Total                                                    $   6,329   $  8,778   $  18,524   $   24,394
                                                         =========   ========   =========   ==========
Tax Provision of Company Facilities Located in:
North America                                            $      96       ($54)      ($259)        ($51)
Europe                                                      (1,255)    (2,480)     (1,610)      (4,817)
South America                                                  327        278       1,223          499
                                                         ---------   --------   ---------   ----------
Total                                                        ($832)   ($2,256)      ($646)     ($4,369)
                                                         =========   ========   =========   ==========
Expenditures for Property, Plant and Equipment of
   Facilities Located in:
North America                                            $   1,836   $  3,008   $   4,735   $    9,273
Europe                                                       1,743      5,871       5,777       11,057
South America                                                1,323      1,175       2,938        3,503
Asia                                                                       51                      344
                                                         ---------   --------   ---------   ----------
Total                                                    $   4,902   $ 10,105   $  13,450   $   24,177
                                                         =========   ========   =========   ==========

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                             2005            2006
                                                         ------------   -------------
Total Assets of Company Facilities Located in:
North America                                              $241,735        $246,938
Europe                                                      249,199         175,553
South America                                                38,927          46,065
Asia                                                          1,902           2,530
                                                           --------        --------
Total                                                      $531,763        $471,086
                                                           ========        ========

7.   SUPPLEMENTAL CASH FLOW INFORMATION

Set forth below is a reconciliation of net loss to net cash provided by (used in) operating activities:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ---------------------
                                                                     2005        2006
                                                                  ---------   ---------
Net loss                                                           ($34,873)  ($110,634)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                     13,106      15,328
   Goodwill impairment                                               33,000      96,801
   Deferred taxes                                                     1,208      (2,854)
   Stock-based compensation cost                                                    470
   Realized gains and losses and other, net                             320         723
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                             2,889      (1,836)
      Inventories                                                    (2,284)     (2,035)
      Prepaid expenses and other current assets                         289      (1,068)
      Other long-term assets                                         (1,027)        326
      Accounts payable                                               (2,534)     (2,933)
      Accrued liabilities                                             1,615       7,746
      Deferred taxes and other                                          514      (1,706)
                                                                  ---------   ---------
Net Cash Provided by (Used in) Operating Activities               $  12,223     ($1,672)
                                                                  =========   =========

8.   SUBSEQUENT EVENT

In October 2006, we completed negotiation on a formal social plan to effect permanent reductions in our French workforce. If such plan is implemented as approved, the payment of severance-related liabilities throughout 2007 is estimated to total $9,000. We have no obligation to launch the social plan, and continue to evaluate the timing of employee terminations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our condensed consolidated financial statements and accompanying notes included in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below.

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

In this Item 2 and in Item 3 of this report, any references to 2006 refer to the three or nine months ended September 30, 2006 and any references to 2005 refer to the three or nine months ended September 30, 2005.

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

A number of factors influenced our results of operations, including the following:

- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we evaluate for indicators of impairment the carrying value of our goodwill at least on an annual basis and on an interim basis if indicators of potential impairment arise between annual evaluations. Our European segment experienced unfavorable operating results during the three and six months ended June 30, 2006, primarily as a result of cost overruns on three product launches, lower production volumes on key profitable programs, excessive labor costs and increased customer pricing pressure. Based on these interim indicators, we completed an interim assessment of the carrying amount of goodwill in our European reporting unit in accordance with SFAS No. 142. The assessment of the carrying amount of our European reporting unit's goodwill indicated that impairment had occurred, and as a result we recorded against our second quarter 2006 results a goodwill impairment loss of $96,801. The fair value of the reporting unit was estimated using a discounted cash flow valuation model. This charge does not result in current or future cash expenditures. There was no goodwill impairment recorded during our third quarter of 2006. We will perform an assessment of the carrying amount of goodwill in our other reporting units in conjunction with our annual assessment in accordance with SFAS No. 142.

- Our business is directly impacted by light vehicle production levels, primarily in North America and Western Europe. We are also impacted by the relative North American market shares of the traditional Big Three automakers, DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation as the majority of the products we make are used on light vehicles produced by those companies. Material changes in either of these factors can have a material impact on our sales and profit levels. Market shares of the traditional Big Three have declined significantly in recent years.

- A significant portion of our sales and net operating results are derived from transactions denominated in foreign currencies (primarily the euro and the Brazilian real). Those sales and profits have been translated into U.S. dollars, or USD, for financial reporting purposes. As a result, the value of the USD compared to those foreign currencies in the three and nine months ended September 30, 2006 relative to the same period in the prior year impacted our reported results. The following table sets forth, for the periods indicated, the period end and period average exchange rates used in translating the financial statements (expressed as USD per one euro or Brazilian real):

                        THREE MONTHS ENDED SEPTEMBER 30,
                        --------------------------------
                             EURO       BRAZILIAN REAL
                          -----------   --------------
                          2005   2006     2005   2006
                          ----   ----     ----   ----
     Average (1)          1.22   1.27     0.43   0.46

                         NINE MONTHS ENDED SEPTEMBER 30,
                        --------------------------------
                             EURO       BRAZILIAN REAL
                          -----------   --------------
                          2005   2006     2005   2006
                          ----   ----     ----   ----
     Average (1)          1.27   1.24     0.40   0.46

                        DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                            2005            2006           2005            2006
                        ------------   -------------   ------------   -------------
                                    EURO                      BRAZILIAN REAL
                        ----------------------------   ----------------------------
     End of period          1.18            1.27            0.43           0.46

     ----------
     (1) The average rate represents the average of all monthly average exchange rates within the respective periods weighted by reported sales denominated in euros or Brazilian reais.

- We are routinely exposed to pressure by our customers to offer unit price reductions, which is typical of our industry. Through continuous improvement and increased efficiencies in our manufacturing and administrative processes, we are generally able to significantly offset the negative impact of these constant pressures.

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

- On January 3, 2006, Autocam purchased certain assets and assumed certain liabilities of ATS Automation Tooling Systems, Inc.'s Precision Metals Division ("ATS") pursuant to an asset purchase agreement, dated December 12, 2005. The purchase price of $9.6 million was primarily financed indirectly through equity contributions from the shareholders of Micron. The acquisition was completed primarily for the purpose of expanding our electric motor product offerings and customer base.

RESULTS OF OPERATIONS

The following table sets forth our Condensed Consolidated Statements of Operations expressed as a percentage of sales:

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                               ------------------    -----------------
                                                   2005   2006        2005    2006
                                                  -----   ----       -----   ------
Sales                                             100.0%  100.0%     100.0%  100.0%
Cost of sales                                      90.1%   91.0%      87.2%   89.7%
Goodwill impairment                                38.6%              12.6%   34.2%
                                                  -----   -----      -----   ------
Gross profit (loss)                               -28.7%    9.0%       0.2%  -23.9%
Selling, general and administrative expenses        5.6%    6.8%       6.0%    7.0%
                                                  -----   -----      -----   ------
Income (loss) from operations                     -34.3%    2.2%      -5.8%  -30.9%
Interest expense, net                               7.4%    9.9%       7.1%    8.6%
Other expenses, net                                 0.9%    0.9%       0.8%    1.0%
                                                  -----   -----      -----   ------
Loss before tax provision                         -42.6%   -8.6%     -13.7%  -40.5%
Tax provision                                      -1.0%   -2.6%      -0.2%   -1.5%
Equity in loss of joint venture                             0.1%               0.1%
                                                  -----   -----      -----   ------
Net Loss                                          -41.6%   -6.1%     -13.5%  -39.1%
                                                  =====   =====      =====   ======

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Sales

Sales increased $2.9 million, or 3.4%, to $88.4 million in 2006 from $85.4 million in 2005. The fluctuation in the exchange rates between the USD and the functional currencies of our foreign operations accounted for $1.9 million of the increase in sales when comparing 2005 to 2006. On a constant currency basis, sales in 2006 increased $1.0 million from 2005 levels principally due to the following factors:

-    Factors contributing to an increase in Sales:

     1. Sales of electric motor and braking components resulting from the ATS acquisition completed in January 2006 totaled $3.4 million in 2006;

     2. Our North American operations were awarded new medical devices business by an existing customer, which resulted in $1.6 million in sales in 2006; and

     3. Our European operations were awarded new fuel business from an existing customer, which resulted in $1.5 million in incremental sales in 2006.

-    Factors partially offsetting the increase in Sales:

     1. Weakness in demand from an original equipment manufacturer of one of our major European customers resulted in a reduction in sales to that customer of $4.3 million in 2006 as compared to 2005; and

     2. We granted unit price reductions to our customers totaling $1.6 million in 2006.

Gross Profit (Loss)

Gross profit increased $32.5 million to $7.9 million, or 9.0% of sales, in 2006 from a loss of $24.5 million, or negative 28.7% of sales, in 2005. The improvement in gross profit can generally be attributed to the fact that we recorded a goodwill impairment loss of $33.0 million in 2005, and no such charge was recorded during the three months ended September 30, 2006.

The following factors caused a decline in gross profit:

- Our European operations experienced manufacturing inefficiencies associated with the ramp up of production for three significant programs during 2006. We experienced labor inefficiencies and higher scrap rates, and increased outsource costs as additional capacity was required to meet customer needs;

- Unit price reductions of $1.6 million granted to our customers between 2005 and 2006; and

- Our South American operations experienced higher than normal material and perishable tooling scrap rates during the ramp up of production of new programs during 2006.

These negative factors were partially offset by the following:

- The impact of successfully completing cost containment initiatives in our North American operations, including reducing premium freight, indirect labor, incentive bonuses and travel and entertainment costs; and

- Our European operations incurred $1.1 million of severance and other costs associated with a plant closing in 2005. This plant closing also resulted in lower indirect labor and fixed burden costs in 2006.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.3 million to $6.0 million, or 6.8% of sales, in 2006 from $4.8 million, or 5.6% of sales, in 2005 due primarily to the following factors:

- Our European operations incurred $0.5 million in severance costs and outside consulting fees in connection with the formal social plan discussed in Liquidity and Capital Resources below;

- The 2006 results include $0.3 million in incremental expenses for our new facilities in Kitchener, Ontario (closed in July 2006), Kammiena Gora, Poland and Wuxi, China; and

- The 2006 results reflect $0.2 million in compensation costs related to share-based payment transactions required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," recognized in our financial statements beginning January 1, 2006.

Interest Expense, Net

Net interest expense increased $2.5 million to $8.8 million in 2006 from $6.3 million in 2005. Our 2006 interest expense reflects increased debt levels when compared to 2005. In addition, interest rates incurred on borrowings under our senior credit facilities and our second lien credit facility averaged 457 basis points more in 2006 when compared to 2005.

Tax Provision

In 2006, we recorded an income tax benefit of $2.3 million, and in 2005, we recorded an income tax benefit of $0.8 million. These amounts are less than the benefits that would have been recorded at the United States Federal statutory rate of 35% due to the following factors:

- The goodwill impairment charge reflected in 2005 was not deductible for income tax purposes, and therefore no offsetting tax benefit was recorded; and

- Our ability to record income tax benefits in both periods was limited by our ability to realize these benefits through either a net operating loss carryback or the elimination of tax liabilities that arise in the future (offset to a deferred tax liability).

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Sales

Sales increased $21.1 million, or 8.1%, to $282.9 million in 2006 from $261.8 million in 2005, none of which was attributable to fluctuation in the exchange rates between the USD and the functional currencies of our foreign operations.

The following factors contributed to an increase in Sales:

- Sales of electric motor and braking components resulting from the ATS acquisition completed in January 2006 totaled $16.0 million in 2006;

- Sales of medical device components increased due to incremental sales resulting from the effect of the Sager acquisition over the entire period ($7.8 million) and incremental sales to an existing medical devices customer ($2.6 million);

- Our North American operations were awarded business for a new fuel program from an existing customer. We benefited from incremental sales to this same customer of new generation fuel program components while pricing on certain mature products sold to this customer were increased, which, together, accounted for a $2.8 million increase in sales when comparing 2006 to 2005; and

- Our European operations were awarded new fuel business from an existing customer, which resulted in $2.7 million in incremental sales in 2006.

Factors partially offsetting the increase in Sales:

- Weakness in demand from an original equipment manufacturer of one of our major European customers resulted in a reduction in sales to that customer of $7.9 million in 2006 as compared to 2005;

- Our European operations were desourced in 2001 by a customer for steering components resulting in a reduction in sales when comparing 2006 to 2005 of $5.9 million as the last program for this customer is now complete;

- We granted unit price reductions to our customers totaling $4.8 million in 2006; and

- The relative strength of the Brazilian real against the USD and the euro has resulted in certain customers shifting their manufacturing capacity to other locations (e.g., Europe) that utilize other local suppliers resulting in a comparative reduction in sales by our Brazilian operations.

Gross Profit (Loss)

Gross profit decreased $68.4 million to a loss of $67.8 million, or negative 23.9% of sales, in 2006 from $0.6 million, or 0.2% of sales, in 2005. The decline in gross profit can generally be attributed to the fact that we recorded a goodwill impairment loss of $96.8 million in 2006 as compared to a goodwill impairment loss of $33.0 million in 2005.

The following factors caused a decline in gross profit:

- Our European operations experienced manufacturing inefficiencies associated with the ramp up of production for three significant programs during 2006. We experienced labor inefficiencies and higher scrap rates, and increased outsource costs as additional capacity was required to meet customer needs;

- Unit price reductions of $4.8 million granted to our customers between 2005 and 2006; and

- Our South American operations experienced higher than normal material and perishable tooling scrap rates during the ramp up of production of five new programs during 2006.

These negative factors were partially offset by the following:

- The beneficial impact of successfully completing cost improvement initiatives in our North American operations; and

- Our European operations incurred significant severance and other costs associated with a plant closing in 2005. This plant closing also resulted in lower indirect labor and fixed burden costs in 2006.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.2 million to $19.8 million, or 7.0% of sales, in 2006 from $15.6 million, or 6.0% of sales, in 2005 due primarily to the following factors:

- The 2006 results include $2.1 million in incremental expenses for our new facilities in Boston, Massachusetts, Kitchener, Ontario, Kammiena Gora, Poland and Wuxi, China;

- Our European operations incurred $1.0 million in severance costs and outside consulting fees in connection with the formal social plan discussed in Liquidity and Capital Resources below, and we increased executive and human resources management support and incurred added travel-related expenses for technical support from our North American operations; and

- The 2006 results reflect $0.5 million in compensation costs related to share-based payment transactions required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," recognized in our financial statements beginning January 1, 2006.

Interest Expense, Net

Net interest expense increased $5.9 million to $24.4 million in 2006 from $18.5 million in 2005. Our 2006 interest expense reflects increased debt levels when compared to 2005. In addition, interest rates incurred on borrowings under our senior credit facilities and our second lien credit facility averaged 454 basis points more in 2006 when compared to 2005.

Tax Provision

In 2006, we recorded an income tax benefit of $4.4 million, and in 2005, we recorded an income tax benefit of $0.6 million. These amounts are less than the benefits that would have been recorded at the United States Federal statutory rate of 35% due to the following factors:

- The goodwill impairment charges reflected in 2005 and 2006 are not deductible for income tax purposes, and therefore no offsetting tax benefits were recorded; and

- Our ability to record income tax benefits in both periods was limited by our ability to realize these benefits through either a net operating loss carryback or the elimination of tax liabilities that arise in the future (offset to a deferred tax liability).

LIQUIDITY AND CAPITAL RESOURCES

Our short-term liquidity needs include required debt service and day-to-day operating expenses such as working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include capital expenditures for new programs and maintenance of existing equipment and debt service. In addition, in order to improve long-term liquidity, we have negotiated a formal social plan to effect permanent reductions in our French workforce. If such plan is implemented as approved, the payment of severance-related liabilities throughout 2007 is estimated to total $9.0 million. We have no obligation to launch the social plan, and continue to evaluate the timing of employee terminations. Capital expenditures for calendar year 2006 are expected to be $28.1 million, of which $24.2 million was spent in the nine months ended September 30, 2006. Current expectations exceed those previously reported as we no longer anticipate that we will be able to lease certain equipment under operating lease arrangements.

Our principal sources of cash to fund short- and long-term liquidity needs consist of cash generated by operations, borrowings under our revolving credit facilities and a receivables factoring program. Our European segment experienced unfavorable operating results during the three and nine months ended September 30, 2006, primarily as a result of cost overruns on three product launches, lower production volumes on key profitable programs, excessive labor costs and increased customer pricing pressure. Cost reduction initiatives such as headcount reductions (including reductions in connection with the implementation of the social plan referenced above), reductions in salaries of employees and manufacturing efficiency initiatives are underway or planned to address these negative developments. In addition, announced production cuts by North American original equipment manufacturers are expected to adversely impact our results of operations in the fourth quarter of 2006.

As of September 30, 2006, we borrowed $23.1 million under our revolving credit facilities to fund our liquidity needs as cash generated from operations was insufficient to meet our requirements. We had $17.3 million of remaining availability under our revolving credit facilities at September 30, 2006, and our senior credit facilities permit us to factor without recourse an additional $9.5 million of trade receivables. Subsequent to September 30, 2006, we borrowed $15.8 million of funds available under our revolving credit facilities, and as of November 13, 2006, we had cash holdings of $13.1 million. As there is $1.2 million of remaining borrowing availability under our revolving credit facilities as of November 13, 2006, our short-term liquidity needs must be met primarily from cash on hand and cash generated from operations, and these sources could be insufficient to meet our debt service and day-to-day operating expenses during the fourth quarter. There are interest payments due on our senior subordinated notes on December 15, 2006 and on the senior credit facilities and second lien credit facility on December 29, 2006. Failure to make these payments within the applicable 30-day grace period in the case of the senior subordinated notes and the applicable 5-day grace period under the senior credit facilities and second lien credit facility would constitute events of default under these notes and credit facilities.

Our senior credit facilities and second lien credit facility contain financial covenants that are tested at each calendar quarter-end. We were in compliance with all of the financial covenants in our senior credit facilities and second lien credit facility as of September 30, 2006. However, based on current projections, we believe it is unlikely we will be in compliance with the financial covenants in our senior credit facilities and second lien credit facility as of December 31, 2006.

We are exploring a variety of options to improve our near-term liquidity, including, but not limited to, reducing our investment in working capital, selling idle equipment and potentially securing other sources of capital for our operations. We intend to engage in discussions with our senior and second lien lenders to seek to further amend our senior credit facilities and our second lien credit facility to provide for covenant relief. We also intend to engage in restructuring discussions with holders of our senior subordinated notes. We cannot assure you that we will be successful in reaching agreements with our lenders or in accomplishing the initiatives discussed above. If we are not successful, upon an event of default, the senior and second lien lenders will have the ability to exercise all of their rights, including requiring the amounts outstanding under the senior credit facilities and the second lien credit facility to become due and payable. In that event, all of our indebtedness under our credit facilities would be required to be reclassified as current liabilities on our balance sheet. In sum, we continue to evaluate our options, including the possibility of implementing a restructuring or reorganizing pursuant to applicable law.

Nine Months Ended September 30, 2006

Cash used in operating activities of $1.7 million in 2006 reflects a net loss excluding non-cash and other reconciling items of $0.2 million and an increase in net working capital of $1.5 million from December 31, 2005 to September 30, 2006. An increase in the commitment to working capital is typical of our business during the nine months ended September 30.

Cash used in investing activities of $32.7 million in 2006 principally consisted of $24.2 million for the purchase of production equipment and $8.8 million for acquisitions of the Sager and ATS businesses described above.

Cash provided by financing activities of $21.5 million in 2006 mainly consisted of $24.4 million in net borrowings under lines of credit partially offset by $2.8 million in scheduled principal payments on our indebtedness.

FOREIGN OPERATIONS

During the three months ended September 30, 2006, our operations located in the United States exported $5.6 million of product to customers located in foreign countries, and our foreign operations shipped $47.8 million of product to customers from their facilities. During the nine months ended September 30, 2006, our operations located in the United States exported $14.0 million of product to customers located in foreign countries, and our foreign operations shipped $159.8 million of product to customers from their facilities. As a result, we are subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we applied SFAS No. 123(R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost subsequent to January 1, 2006 was measured based on the grant date fair value of the equity or liability instruments issued and is recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We recognized stock based compensation expense of $0.2 million in the three months ended September 30, 2006 and $0.5 million in the nine months ended September 30, 2006.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. We are assessing the potential impact on our consolidated financial statements of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." SFAS No. 158 requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available and the deferred tax assets are assessed for realizability, but we do not expect the implementation of this standard to have a material impact on our financial results.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Quantifying Financial Misstatements," which expresses views regarding the process of quantifying financial statement misstatements and will require us to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements for the first fiscal year ending after November 15, 2006. We do not expect this guidance to have a material effect on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

No material changes have been made to our critical accounting policies during 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

FOREIGN CURRENCY EXCHANGE RATES

We have in the past and may in the future manage certain foreign currency exchange risk in relation to equipment purchases through the limited use of foreign currency futures contracts to reduce the impact of changes in foreign currency rates on firm commitments to purchase equipment. No such contracts related to equipment purchases were outstanding at December 31, 2005 or September 30, 2006.

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

The financial position and results of operations of our division in Canada are measured in Canadian dollars and translated into USD. With respect to approximately 80% of this division's sales, expenses are generally incurred in Canadian dollars, but sales are invoiced in USD. As such, results of operations with regard to these sales are directly influenced by fluctuations in the exchange rates between the Canadian dollar and the USD. The effects of foreign currency exchange rate fluctuations are somewhat mitigated on the remainder of this division's sales by the fact that these sales and related expenses are generally incurred in Canadian dollars and the reported income will be higher or lower depending on fluctuations in the exchange rates between the USD and the Canadian dollar. These operations ceased production in July 2006.

Our consolidated net assets as of September 30, 2006 include amounts based in foreign countries and were translated into USD at the exchange rates in effect at that date. Accordingly, our consolidated net assets will fluctuate depending on the exchange rates between the USD and the functional currencies of our foreign operations as a result of currency translation adjustments.

INTEREST RATES

We are exposed to interest rate risk on a portion of our outstanding indebtedness. Our senior credit facilities and our second lien credit facility bear interest at variable rates. Effective April 1, 2006, through the purchase of an interest rate swap contract, we fixed the interest rate on $50.0 million of our variable-interest-rate indebtedness at London Interbank Offered Rate (LIBOR) of 5.14% for five years. There is no swap contract relating to the remaining $122.7 million of our variable interest rate indebtedness. Based on the fair market value of the interest rate swap as of September 30, 2006, we recorded a loss of $696 (net of related income tax of $359) for the three months ended September 30, 2006 and a loss of $197 (net of related income tax of $101) for the nine months ended September 30, 2006 in Accumulated Other Comprehensive Income on our Condensed Consolidated Balance Sheets and recognized a derivative instrument liability of $298, which is reflected in Other Long-Term Liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2006.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 11, 2006, we received the resignation of Mr. Richard J, Lacks, Jr. as a director effective on that date. Mr. Lacks has served as a member of our board of directors since October 2004.

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

                                        AUTOCAM CORPORATION


Date: November 14, 2006                 /s/ John C. Kennedy
                                        ----------------------------------------
                                        John C. Kennedy
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)